Form 10-Q
period 1999-12-31
SAGE INC/CA
filed 2000-02-11
CIK 1063662

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-Q

                              --------------------



(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-83665

                                   SAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0389091
        (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  2460 NORTH FIRST STREET, #100, SAN JOSE, CA                      95131
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (408) 383-5300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of February 7, 2000, there were 10,465,916 shares of the Registrant's common stock, $0.01 par value per share, outstanding.
================================================================================

                                    SAGE INC

                                      INDEX

                                                                                  PAGE
                                                                                  ----
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet as of March 31, 1999 and December 31, 1999
          (unaudited)

          Consolidated Statement of Operations for the nine and three months ended December 31, 1998 and 1999 (unaudited)

          Consolidated Statement of Cash Flows for the nine months ended
          December 31, 1998 and 1999 (unaudited)

          Consolidated Statement of Stockholders' Equity for the nine months ended December 31, 1999 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                                     PART 1
ITEM 1.  FINANCIAL STATEMENTS
                                   SAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS, UNAUDITED)
                                     ASSETS


                                                             DECEMBER 31,     MARCH 31,
                                                                 1999           1999
                                                             ------------     ---------
Current assets:
      Cash and cash equivalent                                 $ 40,484          2,473
       Accounts receivable, net                                   2,039            804
       Inventory                                                    918            412
       Prepaids & other assets                                      527            172
                                                               --------       --------
           Total current assets                                  43,968          3,861

Property & equipment, net                                         1,144            432
                                                               --------       --------
                 Total assets                                  $ 45,112       $  4,293
                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                         $  1,749       $    638
       Accrued expenses and other liabilities                     2,119          1,752
                                                               --------       --------
                   Total current liabilities                      3,868          2,390
Commitments                                                          --             --
Stockholders' equity (deficit):
      Convertible preferred stock, $0.01 par value;                  --             26
           10,000,000 shares authorized; 0 and 2,564,000
           shares issued and outstanding
      Common stock, $0.01 par value; 50,000,000 and                 105             32
           23,000,000 shares authorized; 10,454,000 and
           3,176,000 shares issued and outstanding
      Additional paid-in capital                                 54,873         11,646
      Notes receivable from stockholders                           (113)        (1,013)
      Deferred compensation related to stock
           options and restricted stock                            (499)          (113)
      Accumulated deficit                                       (13,122)        (8,675)
                                                               --------       --------
                 Total stockholders' equity                      41,244          1,903
                                                               --------       --------
                 Total liabilities & stockholders' equity        45,112       $  4,293
                                                               ========       ========

              The accompanying notes are an integral part of these
                  condenses consolidated financial statements.

                                   SAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    DECEMBER 31,                  DECEMBER 31,
                                              -----------------------       -----------------------
                                                1999           1998           1999           1998
                                              --------       --------       --------       --------
Revenue                                       $  4,827       $  2,283       $ 12,287       $  3,629

Cost of revenues                                 2,612          1,335          7,149          2,212
                                              --------       --------       --------       --------

Gross profit                                     2,215            948          5,138          1,417

Operating expenses:

     Research and development                    1,039            524          2,844          1,563

     Charge for in-process technology               --             --          2,500             --

     Selling, general and administration         1,721            868          4,076          1,962

     Stock compensation                            147            333            514          1,338
                                              --------       --------       --------       --------

             Total operating expenses            2,907          1,725          9,934          4,863

Loss from operations                              (692)          (777)        (4,796)        (3,446)

Interest and other income (expense), net           266             30            349             83
                                              --------       --------       --------       --------

Net loss                                      $   (426)      $   (747)      $ (4,447)      $ (3,363)
                                              ========       ========       ========       ========

Number of primary shares                         6,642          2,637          6,547          2,502
Primary earnings per share                    $  (0.06)      $  (0.28)      $  (0.68)      $  (1.34)
                                              ========       ========       ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   SAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                        1999           1998
                                                                      --------       --------
Cash flows from operating activities:
     Net loss                                                         $ (4,447)      $ (3,363)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
             Charge for in-process technology                            2,500             --
             Depreciation and amortization                                 319            180
             Stock compensation                                            514          1,338
             Warrant expense                                                 4              4
             Changes in assets and liabilities:
                 Accounts receivable                                    (1,235)          (398)
                 Inventories                                              (506)          (829)
                 Prepaid expenses and other assets                        (355)            21
                 Accounts payable                                        1,111            924
                 Accrued expenses and other liabilities                    367            203
                                                                      --------       --------
                       Net cash used in operating activities            (1,728)        (1,920)
                                                                      --------       --------

Cash flows from investing activities:
     Acquisition of property and equipment                              (1,031)          (183)
                                                                      --------       --------

Cash flow from financing activities:
             Repayment of Notes payable                                     --           (190)
             Proceeds from issuance of common stock upon                    85             --
                 exercise of stock options
             Net proceeds from issuance of common stock                    500            133
                 in connection with license agreement
             Net proceeds from issuance of common stock
                 in connection of Initial Public Offering               37,248             --
             Net proceeds from issuance of preferred stock               2,937          5,458
                                                                      --------       --------
                       Net cash provided by financing activities        40,770          5,401
                                                                      --------       --------

Net increase in cash and cash equivalents                               38,011          3,298


Cash and cash equivalents at beginning of period                         2,473            380
                                                                      --------       --------

Cash and cash equivalents at end of period                            $ 40,484       $  3,678
                                                                      ========       ========

Non-cash investing and financing activities:
     Issuance of convertible preferred stock in lieu
         of debt repayments                                           $     --       $    318
                                                                      ========       ========
     Issuance of common and preferred stock
         for notes receivable                                         $     --       $    113
                                                                      ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   SAGE, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (IN THOUSANDS, UNAUDITED)


                                                          CONVERTIBLE                                 ADDITIONAL
                                                        PREFERRED STOCK            COMMON STOCK        PAID-IN
                                                      SHARES       AMOUNT       SHARES      AMOUNT     CAPITAL
                                                     --------     --------     --------    --------   ----------
Balance at March 31, 1999                               2,564     $     26        3,176    $     32      11,646
Exercise of preferred stock
      warrants                                              6                                                35
Issuance cost of Series E preferred stock, net of
      issuance expense of $52                             493            5                                2,897
Issuance expense of Series E preferred stock
      warrants                                                                                                4
Issuance of common stock upon exercise of
      stock options                                                                 147           1          84
Issuance of common stock in connection with
      license agreement                                                             375           4       2,996
Issuance of common stock in connection with
      Initial Public Offering, net of issuance
      cost of $4,152                                       --           --        3,450          35      37,213
Conversion of Preferred stock to common stock
      in connection with Initial Public Offering       (3,063)         (31)       3,183          32          (1)
Conversion of warrants to common stock in
      connection with Initial Public Offering              --           --          123           1          (1)
Amortization of deferred compensation related
      to stock options and restricted stock                --           --           --          --          --
Net loss                                                   --           --           --          --          --
                                                     --------     --------     --------    --------    --------
Balance at December 31, 1999                               --     $     --       10,454    $    105    $ 54,873
                                                     ========     ========     ========    ========    ========

                                                         NOTES         DEFERRED
                                                       RECEIVABLE    COMPENSATION
                                                          FROM         RELATED TO    ACCUMULATED
                                                      SHAREHOLDERS   STOCK OPTIONS     DEFICIT        TOTAL
                                                      ------------   -------------   -----------    --------
Balance at March 31, 1999                               $   (113)      $ (1,013)       $ (8,675)    $  1,903
Exercise of preferred stock
      warrants                                                                                            35
Issuance cost of Series E preferred stock, net of
      issuance expense of $52                                                                          2,902
Issuance expense of Series E preferred stock
      warrants                                                                                             4
Issuance of common stock upon exercise of
      stock options                                                                                       85
Issuance of common stock in connection with
      license agreement                                                                                3,000
Issuance of common stock in connection with
      Initial Public Offering, net of issuance
      cost of $4,152                                          --             --              --       37,248
Conversion of Preferred stock to common stock
      in connection with Initial Public Offering              --             --              --           --
Conversion of warrants to common stock in
      connection with Initial Public Offering                 --             --              --           --
Amortization of deferred compensation related
      to stock options and restricted stock                   --            514              --          514
Net loss                                                      --             --          (4,447)    $ (4,447)
                                                        --------       --------        --------     --------
Balance at December 31, 1999                            $   (113)      $   (499)       $(13,122)    $ 41,244
                                                        ========       ========        ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   SAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                            (UNAUDITED, IN THOUSANDS,
                            EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with our financial statements and notes thereto for the three years ended March 31, 1999 that are included in our S-1 Registration Statement filing with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results of the interim periods presented. The results of operations presented for the periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2. EARNINGS PER SHARE

   Primary earnings per share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during that period. Diluted earnings per share has not been calculated for all periods since the result would be anti-dilutive. All share and per share amounts have been adjusted in all periods presented to reflect a three-for-one reverse split effective October 1, 1999.

3. INVENTORIES

    Inventories consisted of the following (in thousands):

                                     December 31, 1999      March 31, 1999
                                     -----------------      --------------
               Raw materials             $    316              $    208
               Finished goods                 602                   204
                                         --------              --------
                                         $    918              $    412
                                         ========              ========

4. SEGMENT INFORMATION

   Sage operates in one reportable segment which is the development and sale of display processor integrated circuits ("ICs") and circuit boards and accompanying software to support the display industry.

   Sage has operations in the United States and India. The India operation was established in January 1996. The results of the India operation for the nine months ended December 31, 1998 and 1999 and its total assets as of the respective dates were not material to Sage's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   You should read the following discussion in conjunction with our consolidated financial statements and the notes thereto included the prospectus issued in conjunction with our Initial Public Offering in November 1999. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are subject to certain risk and uncertainties that could cause actual results to differ materially from historical results or our predictions.

OVERVIEW

   Sage was founded in 1994 and began operations in 1995. We design, develop and market high performance digital display processors used in digital displays. Flat panel displays and other emerging digital display devices have substantial advantages over their traditional analog counterparts, and markets for these products are beginning to grow rapidly. Display signals are characterized by several important attributes: resolution, frame refresh rate, scanning format and color depth. Combinations of these characteristics are called modes, and there are over 100 different modes used today to display images on PCs and televisions. These modes must be recognized and processed to produce a high quality image on a display. Display manufacturers seek display processing solutions that can function effectively with the large number of existing and emerging signal modes, ensure the compatibility of new displays with the large installed base of PCs and provide consumers with plug and play capability.

   We offer state-of-the-art digital display processors that provide, highly integrated analog-to-digital conversion, signal reformatting and color processing capabilities. Our solutions are compatible with all commercially available display signal modes and display types and are designed with a common architecture, configurable software and modular components that can be easily and rapidly incorporated into digital display devices. We sell our processing solutions to leading display manufacturers, including Fujitsu, NEC and Sanyo.

   Since our inception, we have focused primarily on the design and sale of high performance display processor ICs. In our early operations we developed circuit boards assembled with off-the-shelf display processors and other components. We secured limited sales of these circuit board products through independent distributors to manufacturers of low volume, embedded display products, such as medical or measuring equipment, and to systems integrators developing their own flat panel display monitors.

   In November 1996, we introduced our first display processor, Cheetah, as a prototype based on 0.6 micron technology. In November 1997, we introduced Cheetah1, based on the prototype Cheetah architecture, but manufactured using
0.35 micron technology. During the fiscal year ended March 31, 1998, we secured limited orders to incorporate the Cheetah1 into display processing boards designed by us. Throughout this period, we developed and perfected our core display processing technology, built our firmware library and identified qualified semiconductor manufacturing vendors.

   In April 1998, we introduced our Cheetah2 display processor, with an improved scaling engine, an AutoSet feature that automatically adjusts the image position and quality, and a modular design that allows external memory to be added as an option to support increased functionality. Cheetah2's features led to significant design wins with large OEM flat panel display manufacturers. In July 1998, we achieved our first significant revenues from sales of Cheetah2, and in April 1999, we released our Cheetah3 and Cheetah4 semiconductor products. These display processors are designed around the same core technologies as our Cheetah2 semiconductor and provide advanced functionality for higher performance and more specialized applications. We have achieved significant design wins for Cheetah3 and Cheetah4. We commenced shipping Cheetah4 in commercial quantities in the September 1999 quarter.

   Since July 1998, we have derived our revenues principally through sales of our semiconductors to large OEM display manufacturers. We recognize revenues when our products are shipped to our customers or, in cases of sales to distributors made under agreements permitting the return of unsold products, when our distributors ship the products to their customers. Generally, we ship our products within a few weeks after order and therefore we carry no significant backlog. Because our semiconductors are purchased for installation in our OEM customers' products, our ability to recognize revenues depends upon our customers' product development cycles. Also, our customers may limit our ability to announce significant design wins if they see competitive advantages in not disclosing the technology built into their newest display devices.

   Currently, we produce packaged, assembled and tested semiconductor products. However, we expect that we will assume greater responsibility over this process for our next generations of display processors by separately subcontracting for the production of wafers, the assembly of the completed semiconductor and their testing. While this transition to a new manufacturing model will expose us to greater responsibilities for semiconductor yields and the coordination of the assembly and testing process, we believe that our gross margins will improve and that the transition will result in our having greater control over the manufacturing process.

   Historically, sales of display processing circuit boards have represented a substantial portion of our revenues. In the future, we expect sales of circuit boards to decline as a percentage of total revenues and sales of semiconductors to increase as a percentage of total revenues. From time to time, however, we may be asked to design and supply our circuit boards to low volume manufacturers and other OEM manufacturers who are not equipped or prefer not to design and develop their own display processing boards. Because we generate significantly lower operating margins on circuit boards as compared to semiconductors, fluctuations in our product mix will impact our overall operating margins.

   In July 1999, we entered into a joint development agreement with Faroudja Labs Inc. under which we issued 375,000 shares of common stock to Faroudja in exchange for an aggregate amount of $500,000 in cash and a limited exclusive license to certain of Faroudja's decoding, deinterlacing and image enhancement technologies that can only be used in products currently under development. Under the terms of the agreement, we intend to produce a family of video display processors incorporating Faroudja technology that are intended to expand our semiconductor technology into emerging television and monitor markets. We intend to incorporate Faroudja's technologies into our proprietary display processing solutions to create a video solution for the mass television market by combining Faroudja's decoding, deinterlacing and image algorithms with our technology. As a result of that transaction, we recorded an expense of $2.5 million relating to in-process research and development during the three months ended September 30, 1999 and have since completed approximately twenty percent of the overall development work and the project is proceeding according to our expectations. Faroudja has delivered the licensed technology, executed several design transfers and conducted meetings with us as required by the agreement. In addition, we have also met with Faroudja to discuss the architecture and specifications for our video display processor, and we hope to complete the architecture and specifications before March 31, 2000. We have not to date encountered any deviations from our cost projections. We hope to introduce the new semiconductor towards the end of calendar 2000. In the event we are unable to achieve our project goal, our business prospects will be limited with respect to the project's target market.

RESULTS OF OPERATIONS

   The following tables set forth, for the periods indicated, certain condensed consolidated statement of operations data reflected as a percentage of revenues. Our results of operations are reported as a single business segment.

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            DECEMBER 31,                  DECEMBER 31,
                                                        1999           1998           1999           1998
                                                       ------         ------         ------         ------
Revenue                                                 100.0%         100.0%         100.0%         100.0%

Cost of revenues                                         54.1%          58.5%          58.2%          61.0%

Gross profit (loss)                                      45.9%          41.5%          41.8%          39.0%
                                                       =====================         =====================

Operating expenses:

         Research and development                        21.5%          23.0%          23.1%          43.1%

         Charge for in-process technology                 0.0%           0.0%          20.3%           0.0%

         Selling, general and administration             35.7%          38.0%          33.2%          54.0%

         Stock compensation                               3.0%          14.5%           4.2%          36.9%

                       Total operating expenses          60.2%          75.5%          80.8%         134.0%
                                                       =====================         =====================

Loss from operations                                    -14.3%         -34.0%         -39.0%         -95.0%

Interest income (expense), net                            5.5%           1.3%           2.8%           2.3%
                                                       =====================         =====================

Net loss                                                 -8.8%         -32.7%         -36.2%         -92.7%
                                                       =====================         =====================

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

   Revenues. Our revenues were $4.8 million and $2.3 million in the three months ended December 31, 1999 and 1998, respectively, representing an increase of 111.4%. Revenues from our digital display processor IC product line increased by 109.1% between the December 1998 and 1999 quarters as a result of additional customer design wins and the addition of the Cheetah 4 to our IC product range. In both periods digital display processing ICs represented approximately 65% of total revenues. Revenues from sales of our circuit board and other products increased by 115.8% to $1.7 million in the three months ended December 31, 1999, compared to $0.8 million in the three months ended December 31, 1998 principally due to shipments to new circuit board customers. Our circuit board products represented approximately 35% of total revenues in both periods. We expect sales of digital display processor IC products to grow faster than circuit board and other products in future periods. Revenues from two customers, NEC and Fujitsu accounted for 40.1% and 10.3%, respectively, of total revenues for the three months ended December 31, 1999.

   Gross margin. Our gross margin was 45.9% and 41.5% for the three months ended December 31, 1999 and 1998, respectively. The increase in gross margin for the three months ended December 31, 1999 compared to the three months ended December 31, 1998 was due to an increasing proportion of circuit board products being sold to direct OEM accounts rather than through lower margin distribution channels and the benefit of fixed period costs being spread over a larger sales volume.

   Research and development. Our research and development expenses were $1,039,000 and $524,000 for the three months ended December 31, 1999 and 1998, respectively. Research and development expenses represented 21.5% and 23.0% of revenues for the three months ended December 31, 1999 and 1998, respectively. Our research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling which can fluctuate significantly from period to period as a result of our product development cycles. The compensation and personnel related expenses increased $197,000 from $158,000 for the three months ended December 31, 1998 to $355,000 for the three months ended December 31, 19999. During the three months ended December 31, 1999, we were developing our next generation of semiconductors, and we increased our spending on purchased materials, designs and tooling. We expect similar increases in future quarterly research and development expenses as we increase product development efforts in connection with our next generation of semiconductors.

   Selling, general and administration. Selling, general and administration expenses were $1.7 million and $868,000 for the three months ended December 31, 1999 and 1998, respectively. Our selling, general and administration expenses consist primarily of compensation and personnel related expenses and commissions paid to independent sales representatives. The compensation and personnel related expenses increased $361,000 from $330,000 for the three months ended December 31, 1998 to $691,000 for the three months ended December 31, 1999. Commissions paid to independent sales representatives were 8.3% and 6.4% of selling, general and administration expenses for the three months ended December 31, 1999 and December 31, 1998, respectively. As a percentage of revenues, our selling, general and administration expenses decreased to 34.7% of revenues for the three months ended December 31, 1999 as compared to 38.0% of revenues for the three months ended December 31, 1998. This decrease in selling, general and administration expenses in proportion to revenues was largely the result of a significant increase in sales volume partially offset by increased payroll.

   Stock compensation. Stock compensation expenses amounted to $147,000 and $333,000 for the three months ended December 31, 1999 and 1998, respectively. Deferred compensation, representing the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant, is amortized on an accelerated basis as the options vest. We expect deferred compensation expenses of $499,000 as of December 31, 1999 to be amortized on an accelerated basis as the options vest over the next four years.

   Interest and other income and (expense), net Net interest and other income increased from $30,000 in the three months ended December 31, 1998 to $266,000 in the three months ended December 31, 1999. This increase results from the deposit of the IPO proceeds in November and December 1999 into interest bearing accounts.

   Provision for income taxes. We incurred operating losses for the three months ended December 31, 1999 and 1998 and therefore had no provision for income tax in either period. As of March 31, 1999, we had $5.1 million in net operating losses which are available to offset future taxable income. If not used, the net operating losses expire between 2010 and 2019.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998

   Revenues. Total revenues for the nine months ended December 31, 1999 and 1998 were $12.3 million and $3.6 million, respectively. Revenues from sale of digital display processor ICs increased by 235.8% to $6.6 million in the nine months ended December 31, 1999 as a result of the introduction of the new Cheetah4 IC and start of commercial shipments to new customers in 1999. Revenues from the sale of circuit board and other products increased by 241.8% to $5.7 million in the nine months ended December 31, 1999 as a result of increased shipments to large new OEM customers in the nine months ended December 31, 1999.

    Revenues from sales of our digital display processor ICs represented approximately 53.5% and 53.9% of total revenues for the nine months ended December 31, 1999 and 1998, respectively while circuit board and other sales were 46.5% and 46.1%, respectively. Although we have shifted the focus of our business from circuit boards to semiconductors, resulting in a greater emphasis on semiconductor product development as opposed to sales of circuit board products, we have seen continued growth in sales of circuit board and other products from major OEM customers..

   Gross margin. Gross margin for the nine months ended December 31, 1999 and 1998 was 41.8%, and 39.0%, respectively. During fiscal year 1999, the increase in our gross margin was the result of increased revenues from higher margin semiconductor products.

   Research and development. Research and development expenses increased to $2.8 million, for the nine months ended December 31, 1999, from $1.6 million for the nine months ended December 31, 1998. As a percentage of revenues, research and development expenses represented 23.1% and 43.1% of revenues during the nine months ended December 31, 1999 and 1998, respectively. Our research and development expenses for the nine months ended December 31, 1999 increased compared to the corresponding prior period primarily because of the engineering research and prototype development of Cheetah4, and subsequent new products being developed within the Jaguar family. As a result of an increase in the number of engineers employed in our research and development efforts, the compensation and personnel related expenses increased $321,000 from $626,000 for the nine months ended December 31, 1998 to $947,000 for the nine months ended December 31, 1998. The costs for purchased materials, designs and tooling increased from $146,000 for the nine months ended December 31, 1998 to $626,000 in the nine months ended December 31, 1999. However, as revenues increased from 1998 to 1999, research and development expenses, as a percentage of revenues, declined. Although we expect absolute expenses to increase, we expect research and development expenses as a percentage of revenues to decrease.

   Selling, general and administration. For the nine months ended December 31, 1999 and 1998, selling, general and administration expenses were $4.0 million, and $2.0 million, respectively. Selling, general and administration expenses represented 33.2% and 54.1% of revenues in the nine months ended December 31, 1999 and 1998, respectively. The overall increase in our selling, general and administration expenses was principally related to the introduction of the Cheetah3 and Cheetah 4 display processor ICs in 1999 and the related increase in salaries, commissions to independent sales representatives, travel and promotional expenses. In the future, we anticipate that our expenditures will decline as a percentage of revenues increase from our semiconductor products.

   Stock compensation. We incurred stock compensation expenses of $0.5 million and $1.3 million respectively for nine months ended December 31 1999 and 1998. Stock compensation expenses relates to options granted below the perceived fair market value prior the Initial Public Offering.

   Interest income (expense), net. For the nine months ended December 31, 1999 and 1998, net interest and other income were $349,000 and $83,000, respectively. The increase in interest income in the nine months ended December 31, 1999 included the investment of the IPO proceeds for approximately seven weeks.

   Provision for income taxes. We incurred operating losses for the nine months ended December 31, 1999 and 1998, and therefore made no provision for income tax in these fiscal years. As of March 31, 1999, we had $5.1 million in net operating losses which are available to offset future taxable income earned until between 2010 and 2019.


LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have satisfied our liquidity requirements principally through the issuance and sale of private equity securities, totaling approximately $17.7 million, and an initial public offering in November 1999, which raised approximately $37.3 million, net of fees and expenses.

   During the nine months ended December 31, 1999, we used $1.7 million, for operating activities, primarily due to operating losses and increased working capital requirements as sales increased. Net cash used in investing activities was $1.0 million for the nine months ended December 31, 1999. . Net cash provided from financing activities was $37.3 million from the issuance and sale of common stock in the Initial Public Offering in November 1999.

   As of December 31, 1999, we had $40.5 million in cash and cash equivalents. In addition, we had a $2.0 million credit facility under which no borrowings had been made. As of December 31, 1999, we did not have any significant capital expenditure commitments We believe that our existing cash resources and credit facility will be sufficient to meet our capital requirements through the next twelve months. However, we could be required or could choose to raise additional capital during the next twelve months. Our future capital requirements will depend on many factors, including the rate of revenue growth, profitability, timing and extent of spending to support research and development programs, expansion of selling and marketing and administrative activities, timing or introductions of new products and product enhancements and market acceptance of our products. We expect that we may need to raise additional equity or debt financing in the future, although we are not currently negotiating for additional financing nor do we have any plans to obtain additional financing following our initial public offering. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development, selling and marketing activities, which could harm our business, financial condition and results of operations. In the event that we do raise additional equity financing, investors in this offering will be further diluted.

   From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Although we have no current plans in this regard, any transactions, if consummated, may consume a portion of our working capital or require the issuance of equity securities that may result in further dilution to existing stockholders.

QUANTITATIVE AND QUALITATIVE DISCUSSION OF MARKET  RISKS

INVESTMENT RISK

   Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and, in the future, the fair market value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and presently invest entirely in certificates of deposit issued by banks, the value of which does not change based on changes in interest rates. As our cash balances increase, we anticipate investing in short-term investment-grade government and corporate securities. These securities will be highly liquid and generally mature within 12 months from our purchase date. Due to the short maturities of our investments, the carrying value should approximate the fair value. In addition, we do not use our investments for trading or other speculative purposes. We have performed an analysis to assess the potential effect of reasonably possible near-term changes in interest and foreign currency exchange rates. The effect of any change in foreign currency exchange rates is not expected to be material to our results of operations, cash flows or financial condition. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

FOREIGN CURRENCY EXCHANGE RISK

   We are an international company, selling our products globally and, in particular, in Japan, Taiwan and Korea. Although we transact our business in U.S. dollars, we cannot assure you that future fluctuations in the value of the U.S. dollar would not affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in India, Japan, Taiwan and other countries that are denominated in currencies other than U.S. dollars. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.

                                 BUSINESS RISKS

   This Quarterly Report on Form 10-Q contains numerous statements of a forward-looking nature relating to potential future events or to our future financial performance. Our actual results may differ significantly from those forward-looking statements.

   You should carefully consider the risk factors described below, and all other information contained in this report, before making an investment decision regarding our common stock. The risks and uncertainties described below are not the only ones we face. If any of the events or circumstances described below arise, our business, financial condition or results of operations could be seriously harmed, the value of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that may be currently considered by us to be immaterial, may also impair our business operations.

                         RISKS RELATED TO OUR OPERATIONS

A SIGNIFICANT AMOUNT OF OUR REVENUES COMES FROM A FEW CUSTOMERS AND ANY DECREASE IN REVENUES FROM THESE FEW CUSTOMERS COULD SIGNIFICANTLY IMPACT OUR TOTAL REVENUES.

   We are and will continue for the foreseeable future to be dependent on a limited number of large customers for a substantial portion of our revenues. For the three months ended December 31, 1999, sales of semiconductor products to NEC and Fujitsu accounted for 40.1% and 10.3%, respectively, of our total revenues. As a result of customer concentration any one of the following factors could significantly impact our total revenues:

   - a significant reduction, delay or cancellation of orders from one or more of our key customers; or

   - a decision by one or more significant customers to select products manufactured by a competitor, or its own internally developed solution, for inclusion in future product generations.

   The digital display manufacturing market is highly concentrated among relatively few large manufacturers. We expect our operating results to continue to depend on revenues from a relatively small number of display manufacturers and their suppliers.

OUR RELIANCE ON A LIMITED NUMBER OF LARGE CUSTOMERS REDUCES OUR ABILITY TO NEGOTIATE FAVORABLE PRICING TERMS WITH OUR CUSTOMERS.

   The digital display manufacturing market is highly concentrated among relatively few large manufacturers. These manufacturers have significantly greater financial and other resources than we do, therefore we may be unable to negotiate favorable pricing terms with them. Any inability to negotiate favorable pricing terms with our customers could impact our ability to generate positive earnings.

WE HAVE INCURRED NET LOSSES SINCE OUR INCEPTION, AND WE MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY.

   We incurred net losses of $427,000 and $4.4 million, respectively for the three months and nine months ended December 31, 1999, and had an accumulated deficit of $13.1 million as of December 31, 1999. In the future we expect our research and development and our selling, general and administration expenses to increase. Accordingly, we expect to continue to incur additional operating losses for at least the next 6 months. Although we have experienced revenue growth in recent periods, this growth is not necessarily indicative of future operating results, and we cannot assure you that we will be able to sustain the growth in our revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future or at all. This may in turn cause our stock price to decline. In addition, if we do not achieve or sustain profitability in the future, we may be unable to continue our operations.

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT.

   We commenced operations in January 1995, but we did not generate material revenues from the sale of our semiconductor products until July 1998. Thus, we have a limited operating history upon which to evaluate our current business and prospects. Due to our limited history, it is difficult or impossible for us to predict our future results of operations with any degree of accuracy. For example, we cannot accurately forecast expenses based on our projections of future revenues. Most of our expenses are relatively fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than our projections. In addition, because substantially all of our present customers order on a purchase order basis rather than long-term purchase commitments, we have only a limited ability to project future revenues. Therefore, net losses in a given quarter may be greater than expected. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early stage companies in technology markets.

FLUCTUATIONS IN OUR OPERATING RESULTS MAKE IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

   Our quarterly operating results have fluctuated significantly in the past and we expect our results to fluctuate significantly in the future based on a number of factors. Some of these factors arise from decisions we have made with respect to the timing and magnitude of expenditures and our ability to control our revenues. Our operating expenses, which include research and development expenses and selling, general and administration expenses, are relatively fixed over the short-term. If our revenues are lower than we expect because we sell fewer display processors, because we delay the release or the announcement of new products or for other reasons, we may not be able to quickly reduce our spending in response. In addition, our revenues could fall short of our expectations if we experience delays or cancellations of even a small number of orders.

   Certain other factors have, in the past, caused fluctuations in our quarterly operating. These factors are industry risks over which we have no control, including:

   - changes in the available supply of flat panel displays at reasonable prices;

   -    changes in our customers' demand for our products;

   - the deferral of customer orders in anticipation of new products or enhancements by us or our competitors; and

   - changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and changes in the costs of manufacturing.

   - our ability to develop, introduce and market new products in time to meet the product design cycles of our customers;

   There are additional factors that could, but which have not, affected our operating results including:

   -    the growth rate of the overall digital display market;

   -    incorrect forecasting of future revenues;

   -    changes in product mix, product costs or pricing; and

   - general economic conditions and economic conditions specific to the personal computer, display and semiconductor markets.

   Any one or more of these factors are difficult to forecast and could result in fluctuations in our future operating results. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of our future performance. It is likely that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may decline significantly.

ANY DELAY IN INTRODUCING NEW PRODUCTS OR ENHANCEMENTS TO EXISTING PRODUCTS COULD REDUCE CUSTOMER ACCEPTANCE OF OUR PRODUCTS AND COULD DECREASE OUR MARKET SHARE OR REVENUES.

   Our display manufacturing customers have regular design cycles for their next display models. Our future success will depend to a substantial degree upon our ability to develop and introduce new products and enhancements to our existing products, and to do so on a schedule that makes our products and enhancements available at the time our customers are making purchasing decisions. Our products and product enhancements must incorporate technological changes and innovations to meet evolving customer and industry standards. Although we expect to continue to make significant investments in research and development to enhance our current products and to develop products incorporating new and existing technologies, we cannot assure you that new products or product enhancements will be successfully developed. If developed, we cannot assure you that any new products or product enhancements will be developed in time to capture market opportunities or achieve a significant or sustainable level of acceptance in new and existing markets.

FAILURE TO MANAGE OUR EXPANSION EFFECTIVELY COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE OUR REVENUES AND IMPROVE OUR EARNINGS.

   Our ability to successfully offer our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. Between December 31, 1998 and December 31, 1999, we expanded our headcount by over 35%. In addition, we plan to continue to hire a significant number of employees this year. Our past growth, and our expected future growth, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to expand, train and manage our workforce worldwide.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY, AND IF WE ARE UNABLE TO RETAIN OR HIRE ADDITIONAL PERSONNEL, OUR REVENUES AND PRODUCT DEVELOPMENT EFFORTS COULD BE HARMED.

   Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel, many of whom would be difficult to replace. We do not have key person life insurance policies covering any of our employees other than Arun Johary, our Vice President of Engineering. We intend to hire a significant number of engineering, sales, marketing and support personnel in the future, and we believe our success depends, in large part, upon our ability to attract and retain our key employees. Competition for these persons is intense, especially in the San Francisco Bay Area, and we may not be able to retain our key personnel or identify, attract or retain other highly qualified personnel in the future. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our revenues and product development efforts could be harmed.

OUR FOREIGN CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUES, AND IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS ASSOCIATED WITH THESE INTERNATIONAL OPERATIONS, OUR REVENUES COULD DECLINE.

   Sales outside of the U.S. accounted for 64.6% of our revenues in the three months ended December 31, 1999. A substantial portion of our OEM customers are located in Japan, Taiwan and Korea. We anticipate that sales outside of the U.S. could increase in future periods and may account for an increasing portion of our revenue. In addition, manufacturers who incorporate our processors into their displays sell them outside of the U.S., thereby exposing us indirectly to foreign risks. We are, therefore, subject to many international risks, including:

   - the increased complexity and costs of conducting international operations;

   -    difficulties in managing sales representatives located outside the U.S.;

   -    difficulties in staffing and managing foreign operations;

   -    economic and political instability;

   - changes in regulatory requirements, tariffs, current and future import and export restrictions and other barriers;

   -    timing and availability of export licenses;

   -    potentially adverse tax consequences;

   -    the burden of complying with complex foreign laws and treaties;

   -    difficulties in collecting accounts receivable;

   - difficulties in protecting intellectual property rights in foreign countries; and

   -    foreign currency exchange fluctuations.

   To date, sales of our products have been denominated exclusively in U.S. dollars. An increase in the value of the U.S. dollar will increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, potentially leading to a reduction in our revenues and profitability.

WE CURRENTLY DEPEND ON A LIMITED NUMBER OF CONTRACT MANUFACTURERS FOR OUR SEMICONDUCTOR AND CIRCUIT BOARD PRODUCTS, AND WE MUST ORDER PRODUCTS FROM THEM BASED ON FORECASTS FROM OUR CUSTOMERS FROM WHICH WE DO NOT HAVE FIRM PURCHASE ORDERS.

   We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. Currently, our Cheetah2 and Cheetah4 chips are being manufactured, assembled and tested by Kawasaki LSI U.S.A., Inc., and our Cheetah3 chips are being manufactured, assembled and tested by Fujitsu Microelectronics Inc. Our circuit board products are manufactured and tested by Topline Electronics, Inc. We do not have a long-term supply contract with any of our contract manufacturers, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We try not to maintain substantial inventories of products, but we must often place orders for products two to three months before they are needed and before we have firm purchase orders for those products. None of our products is currently manufactured by more than one supplier, and all of our products are expected to be single-source manufactured for the foreseeable future. There are many risks associated with our dependence on third-party manufacturing, assembling and product testing relationships, including:

   - delays in delivering products in response to purchase orders due to increased demand, disruptions in operations or other factors;

   -    lack of control over pricing;

   -    reduced quality assurance;

   -    reduced manufacturing yields and costs;

   - unavailability or interruption of access to process technologies necessary to manufacture our products; and

   -    potential misappropriation of our intellectual property.

   If we are unable to obtain our products from manufacturers on schedule, revenues from the sale of those products may be delayed. If orders for our products are cancelled, revenues will be lost.

IF WE HAVE TO QUALIFY A NEW CONTRACT MANUFACTURER FOR ANY OF OUR PRODUCTS, WE MAY LOSE REVENUES AND DAMAGE OUR CUSTOMER RELATIONSHIPS.

   Our display processors require manufacturing with state-of-the-art fabrication equipment and techniques. Because the lead time needed to establish a strategic relationship with a new contract manufacturer is at least three months, and the estimated time for us to adapt a product's design to a particular contract manufacturer's processes is an additional three to four months, there is no readily available alternative source of supply for any specific product. A manufacturing disruption at any of our contract manufacturers would impact the production of our display processors for a substantial period of time, thereby reducing our revenues, and would harm our customer relationships.

SHORTAGES OF MATERIALS INCLUDED IN OUR SEMICONDUCTOR AND CIRCUIT BOARD PRODUCTS MAY INCREASE OUR COSTS OR LIMIT OUR REVENUES AND DELAY OUR ABILITY TO SHIP OUR PRODUCTS ON TIME.

   From time to time, shortages of certain materials that are used in our semiconductor and circuit board products may occur. In particular, we may experience shortages of semiconductor wafers, video random access memory and analog-to-digital converters. If materials shortages occur, we may incur additional costs to procure the scarce components or be unable to ship our products to our customers in a timely fashion, all of which could negatively impact our earnings.

BY SUBCONTRACTING SEPARATELY FOR THE PRODUCTION OF WAFERS FOR OUR NEXT GENERATION PROCESSORS, WE ARE ASSUMING RISKS THAT WE DO NOT CURRENTLY FACE.

   Currently, we purchase packaged, assembled and tested semiconductor products from contract manufacturers. We expect that we will assume greater responsibility for this process for our next generation of products by subcontracting separately for the production of wafers and for their assembly and testing. If we do so, we will become more responsible for losses arising from wafer manufacturing yields and for coordination of the manufacturing, assembly and testing process. Poor yields, or our failure to implement this approach to manufacturing properly, would reduce our revenues and harm our gross margin and results of operations.

FAILURE TO MAINTAIN OUR LICENSE WITH FAROUDJA COULD MATERIALLY HARM OUR BUSINESS BY DELAYING OR PREVENTING NEW PRODUCT INTRODUCTIONS.

   We hold a license to develop semiconductors based on technology owned by Faroudja under a joint license and development agreement with Faroudja. Under the terms of the agreement, we may produce a family of video display processors incorporating Faroudja technologies that are intended to expand our semiconductor technology into emerging television and monitor markets. Under the terms of license agreement, we are required to provide Faroudja with certain favorable pricing terms in connection with Faroudja's purchase of products developed by us incorporating their technology. Faroudja is restricted for a limited time to license to others the technology it has licensed to us. During the term of the agreement, we are prohibited from developing, for use in products licensed, sold or distributed by us to third parties or for use in products licensed, sold or distributed through a private label, any circuit board video display processor that incorporates a licensed chip and is intended to be used as a standalone video display processor similar to certain Faroudja products. We are also required to pay royalties to Faroudja on sales of our semiconductors incorporating their technology. Faroudja may terminate the agreement if we fail to perform or violate the terms of the agreement and fail to cure such violation within 30 days of Faroudja's written notice thereof. Failure to maintain our license with Faroudja could delay or prevent the introduction of new products which could limit our ability to compete for new business and negatively impact our revenues. Even if we could identify and license or develop non-infringing equivalent technology, which is far from certain, the cost and delays from such a changeover in our base technology would likely cause material harm to our business.

PORTIONS OF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE PERFORMED IN INDIA, AND RISKS RELATED TO THOSE OPERATIONS COULD HARM OUR RESEARCH AND DEVELOPMENT CAPABILITIES AND NEGATIVELY IMPACT OUR PRODUCT SALES.

   Any risks related to the political or economic conditions in India and the surrounding region, including risks relating to India's national security situation or labor market conditions, may adversely impact our ability to take advantage of our operations in India. In addition, circumstances beyond our control at our facilities, related to operating in a developing country, such as unreliable power supplies, may have a material adverse effect on our research and development capabilities. We cannot assure you that restrictive laws or policies on either the part of India or the United States will not constrain our ability to effectively operate in both countries. If we are required to relocate our India facilities, we cannot assure you that a relocation will not disrupt our business.

BECAUSE OUR DISPLAY PROCESSORS ARE COMPLEX, THEY MAY HAVE ERRORS OR DEFECTS THAT ARE FOUND ONLY AFTER THE PROCESSORS HAVE BEEN INCORPORATED INTO OUR CUSTOMERS' PRODUCTS, WHICH COULD RESULT IN WARRANTY CLAIMS AND A REDUCTION IN REVENUES.

   Our display processors are complex products and are designed to be incorporated into digital display devices, which are themselves complex. Although we thoroughly test our products, design and manufacturing defects may not be discovered during the manufacturing and testing process and only be discovered when the finished display products are connected to a signal source. Consequently, our customers may discover errors or defects in our hardware or software after large quantities of our products have been fully incorporated into their digital display devices. To date, however, our customers have not, to our knowledge, discovered errors or defects in our products, although a small number of customers have returned products because the product design did not meet those customers' needs. If our customers were to discover errors or defects that may be identified after a display device is connected to a signal source, we could experience:

   -    loss of or delay in revenues and loss of market share;

   -    loss of customers;

   -    failure to achieve market acceptance;

   -    diversion of development resources;

   -    increased warranty costs;

   -    legal actions by our customers; and

   -    increased insurance costs.

In addition, in the event of a significant number of product returns due to a defect or recall of our products, our revenues, gross margin and name brand could be significantly harmed.

IF MONITORS INCORPORATING OUR SOLUTIONS ARE NOT COMPATIBLE WITH PCS AND OTHER DEVICES FOR WHICH THEY ARE MARKETED, THE MARKET FOR OUR PRODUCTS WILL BE REDUCED AND OUR BUSINESS PROSPECTS COULD BE SIGNIFICANTLY LIMITED.

   Our products are incorporated into our customers' display monitors which have different parts and specifications and utilize multiple protocols that allow them to be compatible with specific PCs and other devices. If our customers' products are not compatible with the PCs and other devices for which they have been marketed and sold, consumers will return those monitors, or consumers will not purchase those monitors, and the market for our customers' products could be significantly reduced. As a result, a portion of our market would be eliminated, and our business would be harmed.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS COULD HARM OUR COMPETITIVE POSITION.

   Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology. We have four pending patent applications filed with the U.S. Patent and Trademark Office for protection of certain of our significant technologies, but we cannot assure you that the degree of protection offered by these patents will be sufficient or that any of our pending patents will be issued. In addition, competitors in both the U.S. and foreign countries, many of which have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products.

   We may from time to time receive notifications of claims that we may be infringing patents or intellectual property rights owned by third parties. While there is currently no intellectual property rights litigation pending against us, litigation could result in significant expenses to us and could reduce sales of our products. Any litigation could also divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In addition, we may not be able to develop, license or acquire non-infringing technology under reasonable terms. These developments could result in an inability to compete for customers or could adversely affect our ability to increase our earnings.

                RISKS RELATED TO THE DISPLAY PROCESSING INDUSTRY

FAILURE OF CONSUMER DEMAND FOR FLAT PANEL DISPLAYS AND OTHER DISPLAY TECHNOLOGIES TO INCREASE AS WE EXPECT COULD IMPEDE OUR GROWTH PROSPECTS.

   Our product development strategies anticipate that consumer demand for flat panel displays and other emerging display products will increase in the future. The success of our products is dependent on increased demand for these products, which are at early stages of development. The potential size of the flat panel display market and the timing of its development are uncertain and will depend upon a number of factors, all of which are beyond our control.

THERE IS CURRENTLY AN UNDER-SUPPLY OF FLAT PANELS, AND IF THE MANUFACTURING CAPACITY OF FLAT PANELS DOES NOT INCREASE, OUR MARKET GROWTH WILL BE LIMITED.

   Currently, there is a limited supply of flat panels, and increasing the supply of flat panels is a costly and lengthy process requiring significant capital investment. Accordingly, we do not expect the current shortage of flat panels or their high prices to change in the near term. In the past, the supply of flat panels has been cyclical. We expect this pattern to continue. Undercapacity in the flat panel market may limit our ability to increase our revenues because our customers may limit their purchases of our products if they cannot obtain sufficient supplies of flat panels. In addition, flat panel monitor prices may remain high because of limited supply, and consumer demand may not grow if the supply of flat panels does not increase.

INTENSE COMPETITION MAY REDUCE THE DEMAND OR PRICES FOR OUR PRODUCTS, DECREASING OUR GROSS MARGIN.

   The display signal processing industry is intensely competitive. Rapid technological change, evolving industry standards and declining average selling prices in these markets could have a material adverse effect on our business, financial condition and results of operations. As the overall price of flat panel display screens continues to fall, we may be required to offer solutions to manufacturers at discounted prices due to increased price competition. At the same time, new, alternative display processing technologies and industry standards may emerge that directly compete with technologies that we offer. We may be required to increase our investment in research and development at the same time that product prices are falling. In addition, even after making this investment, we cannot assure you that our technologies will be superior to those of our competitors or that our products will achieve market acceptance, whether for performance or price reasons. Failure to effectively respond to these trends could reduce the demand for our products.

   We compete with a range of diversified electronic and semiconductor companies that offer display processors, some of which have substantially greater resources than we do. In particular, we compete against Arithmos, Inc., Genesis Microchip, Inc., Pixelworks, Inc. and Silicon Image, Inc. We also compete in some instances against in-house processing solutions designed by large original equipment manufacturers, or OEMs. In the future, our current or potential customers may also develop their own proprietary display processors and become our competitors. In addition, start-up companies that are seeking to capitalize on business opportunities as a result of the shift from analog to digital technology may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality solutions to our OEM customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities.

BECAUSE OF OUR LONG PRODUCT DEVELOPMENT PROCESS AND SALES CYCLE, WE MAY INCUR SUBSTANTIAL EXPENSES BEFORE WE EARN ASSOCIATED REVENUES AND MAY NOT ULTIMATELY SELL AS MANY UNITS OF OUR PRODUCTS AS WE FORECASTED.

   We develop products based on forecasts of demand and incur substantial product development expenditures prior to generating associated revenues. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer's equipment can take up to six months or more. Because of our relatively limited history in selling our products, we cannot assure you that the time required for the testing, evaluation and design of our products by our customers will not exceed six months. Because of this lengthy development cycle, we may experience a delay between the time we accrue expenses for research and development and sales and marketing efforts and the time when we generate revenues, if any, from such expenditures.

   Furthermore, achieving a design win with a customer does not necessarily mean that this customer will order large volumes of our products. A design win is not a binding commitment by a customer to purchase our products. Rather, it is a decision by a customer to use our products in the design process of that customer's products. In addition, our customers can choose at any time to discontinue using our products in that customer's designs or product development efforts. If our products are chosen to be incorporated into a customer's products, we may still not realize significant revenues from that customer if that customer's products are not commercially successful.

WE MAY NOT BE ABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN THE MARKETS IN WHICH WE COMPETE OR TO COMPLY WITH INDUSTRY STANDARDS IN THE FUTURE.

   The markets in which we compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render our display processors less desirable or obsolete. If we fail to produce technologically competitive products in a cost-effective manner and on a timely basis, and if we are unable to comply with industry standards in the future, our business and results of operations could be harmed.

IF WE DO NOT ACHIEVE DESIGN WINS WITH LEADING DISPLAY MANUFACTURERS, WE MAY BE UNABLE TO SECURE ADDITIONAL DESIGN WINS IN THE FUTURE AND OUR ABILITY TO GROW WOULD BE SERIOUSLY LIMITED.

   The development of new, technologically advanced products and product enhancements is a complex and uncertain process requiring accurate anticipation of technological and market trends, as well as skill in obtaining design wins. Any failure on our part to obtain additional design wins with leading OEMs and to successfully design, develop and introduce new products and product enhancements could harm our business, financial condition and results of operations. In addition, development and manufacturing schedules for our products are difficult to predict, and we cannot assure you that we will achieve timely customer shipments of new products. The timely introduction of these products and their acceptance by customers are important to our future success. Any delays in product development, whether due to manufacturing, product design and development, lack of market acceptance or otherwise, could reduce future customer acceptance of our products and harm our business, financial condition and results of operations.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards, or SFAS, No. 133, Accounting For Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect the adoption of SFAS No. 133 to have a material impact on our financial position or results of operations.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

   As of December 31, 1999, there were no pending legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 11, 1999 we sold three million shares of Common Stock at $12.00 per share in an Initial Public Offering. In December, 1999, we sold a further 450,000 shares of Common Stock under the terms of the over allotment agreement relating to that Initial Public Offering. The net proceeds, amounting to approximately $37.3 million are currently invested in various short term accounts and will be used for expansion of working capital, acquisition of complementary technology, and other general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   In November 1999, stockholders approved the following:

        1.   A resolution regarding the public offering of shares of Common
             Stock.

        2. A resolution giving the Company's board of directors and officers authority take all actions necessary to amend the Company's Certificate of Incorporation.

        3. A resolution that the holders of Series D preferred stock, the holders of warrants to purchase the Series D preferred stock, the holders of the Series E preferred stock and the holders of warrants to purchase the Series E preferred stock hereby waive the right of first offer and notice requirement.

        4. A resolution that the holders of Series D preferred stock, the holders of warrants to purchase the Series D preferred stock, the holders of the Series E preferred stock and the holders of warrants to purchase the Series E preferred stock waive the registration rights granted to the.

        5. A resolution that the Company's Certificate of Incorporation be amended to effect a 3 to 1 reverse stock split of all the outstanding shares of the Company's capital stock.

        6. A resolution that the Company's Certificate of Incorporation be amended as described in the consent approving the resolution.

        7. A resolution that the Company's Bylaws be amended to provide for the Company's Board of Directors, stockholder proposals and the calling of special elections as described in the consent approving the resolution.

        8.   A resolution approving the Company's 1999 Employee Stock Purchase
             Plan.

             The votes cast in favor of the above resolutions were:

            ------------------------------------------------------------------
            Class of shares                     Total Votes        % of Class
            ------------------------------------------------------------------
            Common                                2,636,110             82.8%
            ------------------------------------------------------------------
            Preferred Series A                      863,333             96.1%
            ------------------------------------------------------------------
            Preferred Series B                       83,333            100.0%
            ------------------------------------------------------------------
            Preferred Series C                            0                0%
            ------------------------------------------------------------------
            Preferred Series D                    1,282,705             83.5%
            ------------------------------------------------------------------
            Preferred Series E                      235,667             47.9%
            ------------------------------------------------------------------
            Total                                 5,101,148             74.4%
            ------------------------------------------------------------------


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are attached:

                  Certificate of Amendment of Certificate of Incorporation Amended and Restated Employee Stock Purchase Plan .

(b) Reports on Form 8-K:

        None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SAGE, INC.
                                            Registrant

Date: February 11, 2000                     By:    /s/  Simon P. Westbrook
                                               ---------------------------------
                                                     Simon P. Westbrook
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number            Description
------            -----------
3.1               Certificate of Amendment of Certificate of Incorporation

10.1              Amended and Restated Employee Stock Purchase Plan