Form 10-K
period 2000-03-31
SAGE INC/CA
filed 2000-06-29
CIK 1063662

================================================================================
\
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    (MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                              OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-25139
                                   SAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                      77-0389091
  (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

           2460 NORTH FIRST STREET, #100, SAN JOSE, CALIFORNIA, 95131
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 408-383-5300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                            TITLE OF EACH CLASS: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of June 20, 2000, 14,185,610 shares of common stock par value of $0.01 per share were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on June 20,
2000) of Sage, Inc., held by non-affiliates was $155,011,000. For purpose of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 31, 2000, are incorporated by reference into
Part III of this Form 10-K.
================================================================================

                    CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

        Certain information in this Annual Report on Form 10-K, including but not limited to the Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934. Certain forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative thereof or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of this Annual Report on Form 10-K, which could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                                     PART I
ITEM 1. BUSINESS

GENERAL

        Sage, Inc. ("Sage" or "the Company") was founded in 1994 and began operations in 1995. Sage, including its wholly-owned subsidiary, designs, develops and markets high performance digital display processors used in digital displays. Flat panel displays and other emerging digital display devices have substantial advantages over their traditional analog counterparts, and markets for these products are beginning to grow rapidly. Display signals are characterized by several important attributes: resolution, frame refresh rate, scanning format and color depth. Combinations of these characteristics are called modes, and there are over 100 different modes used today to display images on PCs and televisions. These modes must be recognized and processed to produce a high quality image on a display. Display manufacturers seek display processing solutions that can function effectively with the large number of existing and emerging signal modes, ensure the compatibility of new displays with the large installed base of PCs and provide consumers with plug and play capability.

        Sage offers state-of-the-art digital display processors that provide, highly integrated analog-to-digital conversion, signal reformatting and color-processing capabilities. Sage's solutions are compatible with all commercially available display signal modes and display types and are designed with a common architecture, configurable software and modular components that can be easily and rapidly incorporated into digital display devices. Sage sells its processing solutions to leading display manufacturers, including Fujitsu, NEC and Sanyo.

        Since the company's inception, it has focused primarily on the design and sale of high performance display processor ICs, perfecting its core display processing technology, building its firmware library and identifying qualified semiconductor manufacturing vendors. During the early stages of IC development, Sage focused on the design of circuit-boards assembled with off-the-shelf display processors and other components. Sage secured limited sales of these circuit board products through independent distributors to manufacturers of low volume, embedded display products, such as medical or measuring equipment, and to systems integrators developing their own flat panel display monitors.

        In November 1996, Sage introduced its first proprietary display processor, Cheetah, as a prototype based on 0.6 micron technology. In November 1997, Sage introduced Cheetah1, based on the prototype Cheetah architecture, but manufactured using 0.35 micron technology.

        In April 1998, Sage introduced its Cheetah2 display processor, with an improved scaling engine, an AutoSet feature that automatically adjusts the image position and quality, and a modular design that allows external memory to be added as an option to support increased functionality. Cheetah2's features led to significant design wins with large OEM flat panel display manufacturers. In July 1998, Sage achieved its first significant revenues from sales of Cheetah2, and in April 1999, the company released its more advanced Cheetah3 and Cheetah4 display processors. These display processors are designed around the same core technologies as Sage's Cheetah2 product and provide advanced functionality for higher performance and more specialized applications. Sage has achieved significant design wins for Cheetah3 and Cheetah4. Commercial shipping of the Cheetah4 was commenced in the September 1999 quarter, and Cheetah4 represented over 80% of IC shipments in the December 1999 quarter. In the March 2000 quarter Sage commenced shipments of sample quantities of its new Jaguar family of display processors. The Jaguar has an enhanced .25 micron architecture with considerably higher levels of integration, enabling lower system cost and higher levels of performance.

        Since July 1998, Sage has derived its revenues principally through sales of its semiconductors to large OEM display manufacturers. Sage recognize revenues when its products are shipped to its customers or, in case of sales to distributors made under agreements permitting the return of unsold products, when its distributors ship the products to their customers. Generally, Sage ships its products within a few weeks after order and therefore carries no significant backlog. Because the company's display processors are purchased for installation in the company's OEM customers' products, Sage's ability to recognize revenues depends upon its customers' product development cycles. Also, Sage's customers may limit Sage's ability to announce significant design wins if they see competitive advantages in not disclosing the technology built into their newest display devices.

        Through December 31, 1999, Sage employed a turnkey approach and purchased ready-packaged, assembled and tested display processor ICs from its fab partners. However, Sage expects that it will assume greater responsibility over this process for its next generations of display processors by separately subcontracting for the production of wafers, the assembly of the completed semiconductor and their testing. While this transition to a new manufacturing model will expose Sage to greater responsibilities for semiconductor yields and the coordination of the assembly and testing process, Sage believes that its gross margins will improve and that the transition will result in its having greater control over the manufacturing process.

        Historically, sales of display processing circuit boards have represented a substantial portion of Sage's revenues. In the future, Sage expects sales of circuit-boards to decline as a percentage of total revenues and sales of semiconductors to increase as a percentage of total revenues. From time to time, however, Sage may be asked to design and supply its circuit boards to low volume manufacturers and other OEM manufacturers who are not equipped or prefer not to design and develop their own display processing boards. Because Sage generates significantly lower operating margins on circuit boards as compared to semiconductors, fluctuations in Sage's product mix will impact its overall operating margins.

        In July 1999, Sage entered into a joint development agreement with Faroudja, Inc. under which Sage issued 375,000 shares of common stock to Faroudja in exchange for an aggregate amount of $500,000 in cash and a limited exclusive license to certain of Faroudja's decoding, de-interlacing and image enhancement technologies that can only be used in products currently under development. Under the terms of the agreement, Sage intended to produce a family of video display processors incorporating Faroudja technology that were intended to expand Sage's semiconductor technology into emerging television and monitor markets. Sage intended to incorporate Faroudja's technologies into Sage's proprietary display processing solutions to create a video solution for the mass television market by combining Faroudja's decoding, de-interlacing and image algorithms with Sage's technology. As a result of that transaction, Sage recorded an expense of $2.5 million relating to in-process research and development during the three months ended September 30, 1999 and as of March 31, 2000, has completed approximately thirty-five percent of the overall development work and the project is proceeding according to Sage's expectations. Faroudja has delivered the licensed technology, executed several design transfers and conducted meetings with Sage as required by the agreement. In addition, Sage has also met with Faroudja to discuss the architecture and specifications for Sage's video display processor, which has been substantially completed as of March 31, 2000. Sage has not to date encountered any significant deviations from its cost projections. Sage hopes to introduce the new video digital display processor towards the end of calendar 2000. In the event Sage is unable to achieve its project goal, Sage's business prospects will be limited with respect to the project's target market.

        In November 1999, Sage completed an initial public offering of 3,450,000 shares of Common stock at an initial offering price of $12.00 per share, raising $37.2 million, net of underwriting commission and related expenses.

        In February 2000, the Boards of Sage and Faroudja approved the terms of a merger agreement between the companies subject to the approval of shareholders. Under the terms of the agreement, the shareholders of Faroudja would receive .285 shares of Sage common stock for every Faroudja share held. The transaction will be accounted for as a purchase valued at approximately $154 million. Sage intends to continue to operate the Faroudja home theater and broadcasting business as a self-contained business unit, and to merge the semiconductor design and development activities of the combined companies. See Notes to Consolidated Financial Statements for subsequent events update.

INDUSTRY BACKGROUND

   Electronic displays have become part of our daily lives as our computing, communications and entertainment needs are increasingly being met by familiar technologies, such as personal computers and televisions, and emerging technologies, such as personal digital assistants, Internet appliances and touch-screen displays used in retail and industrial settings. Historically, most desktop PC monitors and all television screens displayed images on a cathode ray vacuum tube, or CRT. A CRT displays images that are transmitted to it by an analog signal. The display signal controls a beam of electrons that creates the image by illuminating phosphorescent dots, or pixels, on the back of the CRT screen. The quality of the image is a function of the mode of the input signal, which consists of the following four principal parameters:

   - Resolution: the number of horizontal and vertical lines on the display screen into which the image is divided;

   - Frame refresh rate: the number of times per second that the image is displayed on the screen;

   - Scanning format: the order in which the lines comprising the image are displayed on the screen, either in sequence, known as progressive scanning format, or alternating, known as interlaced scanning format; and

   -  Color depth: the number of colors used to display the image.

The emergence of digital displays

   Digital flat panel display devices have been developed as an alternative to traditional analog CRTs. Flat panel displays render images by digitally switching pixels on or off on the surface of the display screen. Flat panel displays offer significant advantages over traditional CRTs because they have a more compact form factor, generate less heat, consume less power and produce less radiation. Flat panel displays also produce images that do not flicker and that are more sharply defined than the images displayed on CRT monitors. Flat panel displays were first incorporated into laptop computers and, as panel sizes increased, they were incorporated into desktop displays. Flat panel displays for PCs, originally deployed primarily in situations where space was limited, are gaining widespread market acceptance as prices decline, as manufacturing capacities increase and as manufacturing yields improve.

   The emergence of a significant digital flat panel display market has led PC manufacturers to introduce PCs that produce both conventional analog as well as digital display signals. Some PC manufacturers have begun to sell flat panel displays incorporating the PC into its base, known as all-in-one PCs. The introduction of digital display signal outputs has also provided manufacturers of analog CRT monitors with an opportunity to develop new products that incorporate digital signal processing capabilities into CRTs. These displays, commonly referred to as digital CRTs, display images using the same technology employed by traditional analog CRTs but by incorporating internal digital processing they can have new display features, such as picture-in-picture display and enhanced compatibility with multiple display signals. By adding digital signal input features, manufacturers can differentiate digital CRTs from the highly commoditized, price-sensitive analog CRT displays. Additionally, it is expected that digital CRTs will be less expensive to manufacture than traditional CRTs.

The digital television market

   Television signals have traditionally been broadcast in analog form and displayed in an interlaced scanning format on analog television CRTs. Recent developments in the television industry have mirrored the changes that have taken place in the PC display market. Traditional analog CRT televisions are being manufactured in larger sizes, and displays with a progressive scanning format are being introduced to improve the quality of images on larger screens. Flat panel and plasma displays, which are digital, have been introduced to offer the same form factor and image quality advantages as flat panel PC monitors. Sage believes the worldwide trend toward broadcasting digital signals will lead to increasing demand for HDTV sets that can produce higher quality images in varying aspect ratios, such as the wider format, cinema-style aspect ratio of 16 x 9 in addition to the traditional television- style 4 x 3 aspect ratio. International Data Corporation forecasts that annual shipments of digital televisions in the U.S. will grow to 7.2 million units in 2002. Display processing functionality, which is not currently included in traditional analog televisions, will increasingly be needed to process HDTV signals as well as analog signals for display on digital and progressive scanning televisions.

Display processing challenges

   Display signals, which can be analog or digital, are generated in numerous non-compatible modes for both personal computing and television applications. The challenges of processing a signal to render a high quality image on a digital display in this environment include:

   - Recognizing and properly converting an analog or digital signal type. In order for a display device to generate an image, the incoming display signal must match the type accepted by the device. An analog display device cannot display a digital signal and vice versa. Most PCs produced today are configured to output analog signals because they are connected to analog CRTs. The introduction of digital displays requires processors that are capable of identifying whether the input type is analog or digital and converting it, if necessary, in real time.

   - Reformatting the mode of the input signal. The mode of each input signal, whether analog or digital, must be reformatted to properly display the image on the screen. The display processor must recognize the signal's mode and process it in real time in order to match the particular resolution, scanning format, refresh rate and color depth specifications of the display. If the signal is not correctly processed, the screen will fail to display an image, or will produce an image that is distorted, flickers or contains shadows or other flaws.

   - Displaying true-to-life colors. Each display device displays colors differently in response to the same signal. Display processors must compensate for these different characteristics to ensure consistent true-to-life color quality. In addition, certain digital display devices can only display a limited number of colors. In such cases, the display signal must be specially processed to simulate a full range of colors on the display screen.

The challenge to display manufacturers

   Display manufacturers face significant challenges and opportunities in responding to developments in the PC and television display markets. The emergence of new digital display devices and the proliferation of signal modes increasingly require manufacturers to incorporate more powerful and flexible display processors into their displays. Displays must be designed to function with digital signals and remain compatible with the large installed base of existing PCs and other appliances that transmit analog display signals. The large number of different signal modes and types, the growing trend towards plug and play devices in the PC market and the established easy-to-use characteristics of the television market make it essential that displays operate properly with minimal consumer configuration or adjustment in order to achieve widespread market acceptance. At the same time, manufacturers are seeking ways to take advantage of the capabilities of digital displays by developing differentiating product features and associated brand recognition, all while maintaining short design and manufacturing cycles and recognizing cost constraints.

SAGE'S SOLUTION

   Sage is a leading global provider of high performance digital display processors. Its advanced technology offers state-of-the-art display processing, highly integrated analog-to-digital conversion, signal reformatting and color processing capabilities. Its solutions are compatible with all commercially available display signal modes and display types. Sage provides manufacturers with a highly integrated and efficient display processing solution equipped with custom design features. The principal benefits of Sage's solution include:

   Support for all commercially available signal modes and display types. Sage provides display processors that enable any input display signal mode to be displayed on all commercially available digital displays, including flat panel monitors, flat panel televisions, projection devices, digital CRTs, Internet appliances and touch-screen displays used in retail and industrial settings. Its display processors, which incorporate its SureSync and SmartSet algorithm features, produce high quality images by recognizing the characteristics of the input signal and automatically reformatting an image as needed, in real time, to match the type of signal accepted by the device. These features provide optimal plug and play capabilities between the computing platform and the display device.

   Highly integrated and manufacturable display processing solution. Sage's display processors are designed to perform analog-to-digital conversion, mode detection, reformatting and color depth processing in a highly integrated semiconductor with associated software. Its processors employ a common architecture across Sage's family of products. In addition, Sage provides software-based design and test tools and offer manufacturers our extensive system-level design and hardware experience and support. These features of its products enable manufacturers to reduce the time required to design and manufacture a wide range of display devices.

   Highly customizable products. Sage supports display manufacturers with a suite of product and screen display configuration software design tools that allow manufacturers to easily enhance their ability to brand their products by facilitating the creation of customized on-screen interfaces for consumers. Sage's software tools accelerate display manufacturers' product development cycles and their time to market. Sage's display processors are modular, allowing display manufacturers to add or delete memory as needed to reduce costs, while minimizing reengineering and redesign.

SAGE'S STRATEGY

   Sage's goal is to be the leading provider of display signal processing solutions for display manufacturers. The company's strategy consists of the following key elements:

   - Offer highly integrated semiconductor solutions compatible with all signal modes and display types. Sage intends to provide increasingly integrated, high performance semiconductor solutions that are fully compatible with all PC display monitors, televisions, flat panel monitors, flat panel televisions, projection devices, digital CRTs, Internet appliances and touch-screen displays in retail and industrial settings. Sage plans to develop its products to support digital CRTs and other emerging digital displays and to design products that are compatible with all developing industry display signal standards.

   - Target leading OEM manufacturers. Sage will continue to focus its sales efforts on the leading global display manufacturers. Working with these customers will allow Sage to reach a wider number of consumers and helps Sage to maintain and enhance its technological capabilities. Securing design wins with leading manufacturers provides references for Sage's products, helping to secure future sales to these and other manufacturers. Furthermore, achieving a broad number of design wins with leading OEMs creates an opportunity to capitalize on the success of their products. In addition, these manufacturers have more reliable product development cycles, better forecasting and greater panel supply.

   - Continue to offer OEM customers high quality products and superior levels of engineering support. Sage aims to develop the strongest possible customer relationships by providing OEM manufacturers with easy-to-use solutions and superior engineering support. Sage will continue to offer its OEM customers a range of easy-to-use, custom design tools to simplify its product design and development processes and provide them with the ability to differentiate their products through customized features. Sage intends to deliver greater value to manufacturers by helping them design new product features and to bring their products to market more rapidly.

   - Maintain technology leadership. Sage intends to make significant investments in research and development in order to further develop its display processing technology. Sage was the first company to introduce a fully effective automatic display adjustment feature and the first to integrate mode detection, reformatting, color depth processing and customized on-screen displays onto a single display processor. Sage will also continue to seek to enter into strategic relationships with companies whose technology is complementary to Sage.

   - Maintain a flexible engineering and manufacturing model. Sage intends to maintain its established engineering and design operations in India and in the U.S., allowing Sage to access a larger pool of highly educated and motivated employees. The company will continue to reduce our capital requirements and increase our operating leverage by maintaining a fabless manufacturing model, which gives Sage significant operating leverage without the need for large capital expenditures.

SAGE'S PRODUCTS

   Sage designs and sells display processors for use by manufacturers of digital display devices. Sage also sells circuit boards designed around its semiconductors as turnkey display processing solutions for specific display applications. Sage's customers include leading display manufacturers, such as Fujitsu, NEC and Sanyo.

   Semiconductor products. Sage designs and sells a family of display processors to display manufacturers, PC manufacturers and third party subsystem manufacturers who design and manufacture monitors and PCs on behalf of brand name companies. Some of the world's leading display and PC manufacturers have chosen Sage's Cheetah2, Cheetah3 and Cheetah4 processors for use in their products and are currently evaluating the recently announced Jaguar family of display processors.

   Cheetah2, Sage's first mass production product, supports resolutions up to 1,024 x 768 pixels, or XGA, and uses an external analog-to-digital converter, or ADC. Sage's new products, Cheetah3 and Cheetah4, are based on the same core design, and support higher performance resolutions up to 1,280 x 1,024 pixels, or SXGA. Cheetah3 integrates a ADC and is designed for displays that will accept either an analog or digital input signal. Cheetah4 is optimized for displays that accept only digital signals. Cheetah3 and Cheetah4 operate on a common software platform, enabling Sage's customers to support both products with common board-level software. All of Sage's products can process television signals using an external video decoder chip and are compliant with widely used standards, such as VESA, and emerging display standards, such as DVI. All of Sage's products include its proprietary SureSync and SmartSet mode recognition and adjustment technologies, its high performance scaling engine and our software-configurable on-screen display features. The following table illustrates the key features of Sage's display processors.

   Sage's Cheetah3 display processor provides maximum display output at faster speeds and can be used in a wider range of display devices than most display processors that are currently available. Sage believes that its display processors also offer greater scaling and image enhancement features than those of its competitors. In addition, Sage was the first company to develop and make widely available a display processor that incorporated the auto-adjust self calibration feature.

   Sage's Cheetah4 display processor is optimized for the digital interface market. The digital interface is particularly popular in Japan with a majority of flat panel monitors being sold in bundled and all-in-one PC configurations. This product represented almost 80% of the number of display processor ICs shipped in the most recent quarter ended March 31, 2000.

      PRODUCT NAME             SUPPORTED
 (DATE OF INTRODUCTION)      SIGNAL INPUTS            FEATURES AND TECHNOLOGY        APPLICATIONS
 ----------------------     ---------------         --------------------------    ---------------
        Cheetah2         [ ]  Analog PC           [ ]  Maximum display output:   [ ]  Analog input
      (April 1998)       [ ]  Digital PC               100M pixels per second         monitor
                         [ ]  Television          [ ]  Computing speed: 800M     [ ]  Digital input
                                                       operations per second          monitor
                                                  [ ]  Technology: 0.35 micron,  [ ]  Television display
                                                       3 layer metal             [ ]  All-in-one PC

        Cheetah3         [ ]  Analog PC           [ ]  Internal ADC              [ ]  Analog input
    (February 1999)      [ ]  Digital PC          [ ]  Image enhancement              monitor
                         [ ]  Television          [ ]  Color depth processing    [ ]  Dual analog and
                         [ ]  Dual analog and     [ ]  Maximum display output:        digital input
                              digital input            135M pixels per second         monitor
                         [ ]  Dual analog and     [ ]  Computing speed: 1600M    [ ]  Dual analog and
                              television input         operations per second          television monitor
                                                  [ ]  Technology: 0.35 micron,
                                                       4 layer metal

        Cheetah4         [ ]  Digital PC          [ ]  Image enhancement         [ ]  Digital input
      (March 1999)       [ ]  Television          [ ]  Color depth processing         monitor
                                                  [ ]  Maximum display output:   [ ]  Television display
                                                       110M pixels per second    [ ]  All-in-one PC
                                                  [ ]  Computing speed: 1300M
                                                       operations per second
                                                  [ ]  Technology: 0.35 micron,
                                                       3 layer metal

       Jaguar 135        [ ]  Analog PC           [ ]  Picture in Picture        [ ]  Analog input
       (May 2000)        [ ]  Digital PC          [ ]  Integrated ADC and PLL         monitor
                         [ ]  Television          [ ]  High speed single chip    [ ]  Dual input monitor
                                                       mixed signal display      [ ]  Support resolution
                                                       processor                      up to SXGA
                                                  [ ]  Technology: .25 micron 5
                                                       layer metal

      PRODUCT NAME             SUPPORTED
 (DATE OF INTRODUCTION)      SIGNAL INPUTS            FEATURES AND TECHNOLOGY        APPLICATIONS
 ----------------------     ---------------         --------------------------    ---------------
                         [ ]  Analog PC           [ ]  Picture in Picture        [ ]  Analog input
       Jaguar 160        [ ]  Digital PC          [ ]  Integrated ADC and PLL         monitor
       (May 2000)        [ ]  Television          [ ]  High speed single chip    [ ]  Dual input monitor
                                                       mixed signal display      [ ]  Support resolution
                                                       processor                      up to UXGA
                                                  [ ]  Technology: .25 micron 5
                                                       layer metal

      Jaguar 200MX       [ ]  Analog PC Digital   [ ]  Picture in Picture        [ ]  Multi input
       (Feb 2000)             PC                  [ ]  External  ADC and PLL          monitors
                         [ ]  Television          [ ]  High speed single chip
                                                       mixed signal display      [ ]  Support resolution
                                                       processor                      up to WUXGA
                                                  [ ]  Technology: .25 micron 5
                                                       layer metal

       Jaguar 200        [ ]  Analog PC           [ ]  Picture in Picture        [ ]  Multi input
       (Feb 2000)        [ ]  Digital PC          [ ]  External  ADC and PLL          monitors
                         [ ]  Television          [ ]  High speed single chip
                                                       mixed signal display      [ ]  Support resolution
                                                       processor                      up to UXGA
                                                  [ ]  Technology: .25 micron 5
                                                       layer metal

        Jaguar D         [ ]  Digital PC          [ ]  Image enhancement          [ ]  Digital input
       (May 2000)        [ ]  Television          [ ]  Active color management         monitor
                                                  [ ]  Supports 1,600 x 1,200     [ ]  Television display
                                                       pixels, or UXGA, and HDTV. [ ]  All-in-one PC
                                                  [ ]  Computing speed: 1300M
                                                       operations per second
                                                  [ ]  Technology: 0.25 micron,
                                                       3 layer metal



   Sage is currently in the process of extending its new line of integrated Jaguar digital display processors with the intention of creating a range of processors optimized for different applications and market segments. In particular, as a result of the Faroudja acquisition, Sage intends to develop a range of enhanced video display processors for the consumer display market. Sage cannot offer any assurance that it will successfully develop new products or product enhancements based on its research and development activities. In addition, Sage cannot offer assurances that, if new products or product enhancements are developed, any such new product or product enhancements will be developed in time to capture market opportunities or achieve a significant or substantial level of acceptance in new and existing markets.

   Circuit board products. Sage designs and market both custom and standard display processing circuit boards, built around its semiconductors, as turnkey display processing solutions for specific display applications. Sage's custom circuit boards address the unique needs of display manufacturers that want to support several control and output capabilities on a single circuit board. These capabilities include video display, touch-screen controls and the ability to support specialized forms of data input such as credit card or bar code readers. Sage's custom circuit boards take advantage of its highly integrated display processing solution to eliminate the need for multiple cable connections, reduce physical system dimensions and improve system quality, while lowering overall system cost. Sage offers these circuit boards to its OEM customers in optional kit form. Sage's standard controller circuit boards provide an effective off-the-shelf solution to its low volume display OEM customers.

TECHNOLOGY

        Processing display signals requires large data streams to be recognized, sampled, formatted and converted in real time. For example, operating a flat panel SXGA digital display requires the digital processor to perform more than
1.5 billion operations per second.

        Sage's processors convert signals from a broad range of sources into a format that can be displayed on different display devices with minimal need for consumers to adjust operating device parameters. To accomplish this, Sage's processors must identify the input signal type and mode, convert it into a digital form and then process it to match the display device. Sage's processors respond and automatically adjust in real time to changes in the type and mode of the incoming display signal. Sage has developed significant proprietary architecture and design features to support the processes implemented by its chips. These processes include:

 Analog-to-digital conversion. Most PCs and televisions generate analog display signals. In order to display this signal on a digital screen, the analog data stream must be correctly identified, rapidly and accurately sampled and converted to a digital signal with no measurable error in the timing of the sampling. With the company's Cheetah3 and Jaguar 135/160 analog interface processors, Sage has successfully addressed the significant technical challenges of integrating analog-to-digital conversion onto a single semiconductor. This enables Sage to lower costs and improve display performance.

Digital Interface receiver. The Digital Display Working group, lead by Intel and other leading computer companies has recently established standards for the transmission of high-speed, broad-band video display signals. These standards, described as DVI ("Digital Video Interface") and DVI HDCP ("DVI High Density Copy Protection") are embodied in the form of a transmitter in the host PC and a receiver in the client display. Sage is developing, and plans to integrate, the receiver function into future versions of its display processors for the digital interface market.

 Mode detection. Sage's processors are designed to identify the resolution, scanning format and frame refresh rate of the incoming display signal. Analog display signals do not contain explicit information about these parameters. Sage's SureSync technology measures the frequency of horizontal and vertical synchronization signals contained within the incoming signal to deduce its mode. The timing of these signals is not uniform and varies depending upon the architecture and implementation of the PC graphics subsystem. Sage regularly examines and incorporates information about these characteristics into the software that supports Sage's products, enabling them to detect and synchronize with the PC graphics subsystems of virtually all manufacturers worldwide.

 Spatial processing. Spatial processing, or scaling, is the process of reformatting the resolution of an image to properly match the resolution of a display. Sage has developed several generations of scaling technology that increase and reduce the size of images as needed using efficient processing algorithms.

 Temporal processing. Each type of digital display supports a single, fixed frame refresh rate, requiring adjustment of the flow of data to be matched to the display device. Typically, the adjustment is performed through the use of external memory. Sage's Cheetah3 display processors provide maximum flexibility by being the first product on the market to provide integrated support for external frame memory on a single chip and to provide an option to exclude memory, if desired, to reduce cost.

 Color depth processing. Display devices often render the colors of the same image differently because of variations in technologies and manufacturing techniques used by different display manufacturers. Sage's processors incorporate hardware and software that allows manufacturers to compensate for these differences and to adjust the image being displayed. In addition, many digital displays generate far fewer than the 16 million colors which traditional CRTs are capable of displaying. In the case of certain older flat panel displays, colors are limited to as few as eight. Sage's color processing technology simulates additional colors so that the human eye perceives a far larger number of colors than are supported by the display device. Sage's processors also include circuitry that can enhance the details in the image, compensating for certain losses and degradation of signal data resulting from the physical transmission of the analog signals.

Active Color Management/Picture in Picture. Typically video displays, for example those shown by a DVD player incorporated into certain PCs, appear to be relatively dark compared to the standards of brightness expected and needed for reading normal text or spreadsheet displays. When a video window is exposed onto a standard desktop display, the contrasting brightness and color differentials can reduce the quality of the viewing experience. Sage's active color management process enables the existence and location of a video picture-in-picture to be determined in relation to the background desktop application, and differential rates of brightness and color management to be applied optimally to the respective areas.

 Display formatting. Digital displays have differences in their internal architecture to which a signal must be adapted in order for the image to appear on the screen. These differences can affect the characteristics of display processing output signals that operate them.

These variations include differences in the number of bits or information that must be transmitted to the display at one time and in the format and timing of signals that control certain display functions. The format of these display signals from our processors is programmable in software. Sage's processors can support all available types of digital displays, including all types of plasma displays, projector devices and liquid crystal displays, including active and passive matrix. This offers Sage's customers flexibility because they can change the manufacturing source of a particular size of panel, or even change the size of the panel, without redesigning a new display processing circuit board.

 Software technology. The operation and internal configuration of our processors is controlled by embedded software running on the display manufacturer's circuit board. Sage's embedded software and easy-to-use software utilities allows Sage to offer significant custom design features to display manufacturers, including the design of the on-screen display user interface. In addition, Sage's SureSync and Smart-Set technologies enable consumers to optimize image quality by clicking a single button or setting and are implemented using a combination of hardware and software.

CUSTOMERS, MARKETING AND TECHNICAL SUPPORT

        The digital display manufacturing market is dominated by a few manufacturers and suppliers. Sage has achieved initial success in this concentrated market. Sage's display processor customers include Acer, Fujitsu, Korea Computer Incorporated, Melco, NEC, NewComm World Co., Ltd., Sanyo and Sony Corporation, which each accounted for at least 3.0% of our revenues for the twelve months ended March 31, 2000. Sage's system level customers for board level products included Elo Touch, Marshall, Jaco and Morey which also each accounted for at least 3.0% of our revenues for the twelve months ended March 31, 2000. NEC and Elo TouchSystems accounted for 28.8% and 10.0%, respectively, of our revenues for the twelve months ended March 31, 2000. Sage does not have purchase contracts with any of its customers that obligate them to continue to purchase Sage's display processors, and these customers could stop purchasing Sage's display processors at any time.

        As of March 31, 2000, Sage employed 38 individuals in sales and marketing and as field applications engineers and maintained relationships with seven independent regional sales representatives. Sage's sales and marketing strategy focuses on achieving design wins from leading OEM display manufacturers. Sage markets and sells its semiconductor products in the U.S. through distributors and independent regional sales representatives and in Asia through independent regional sales representatives in Japan, Korea, Taiwan and elsewhere, with direct support from our U.S. and Indian offices. Sage markets and sells its circuit board products in the U.S. through distributors and its direct sales personnel, and in Asia through sales representatives, with direct support from its U.S. and Indian offices. The Company believes that providing customers with comprehensive product support is critical to remaining competitive in the markets it serves. Sage provides technical support through its sales representatives and from its office in San Jose, California. Sage currently provides full-time, on-site field applications engineers to support major customers in Japan, Korea, Taiwan, and Singapore.

RESEARCH AND DEVELOPMENT

        Sage's future success will depend to a large extent on its ability to rapidly develop and introduce new products and enhancements to its existing products that meet emerging industry standards and satisfy changing customer requirements. Sage has made and expects to continue to make substantial investments in research and development and to participate in the development of new and existing industry standards.

        Sage's research and development has been focused in high-speed analog-to-digital signal display processors and advanced display processing algorithms. Sage also conducts research and development in custom semiconductor design. The majority of the company's engineers are involved in high speed, mixed-signal integrated circuit design and verification, with the remaining engineers involved in algorithm development and software and system design. Before development of a new product commences, Sage's marketing managers work closely with research and development engineers and customers to develop comprehensive requirement specifications. In addition, Sage's marketing managers and engineers review the applicable industry standards and incorporate desired changes into new product specifications. After a product is designed and becomes commercially available, Sage's engineers continue to work with various customers on specific design issues to understand emerging requirements that may be incorporated into future product generations or product upgrades.

        In July 1999, Sage entered into a joint license and development agreement with Faroudja under which Sage obtained a license to develop semiconductors using Faroudja's video decoding, deinterlacing and image enhancement technologies.

        Sage research and development expenditures totaled $4.1 million for the twelve months ended March 31, 2000, $2.3 million in the fiscal year ended March 31, 1999 and $1.6 million in the fiscal year ended March 31, 1998. Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design, and development activities. In addition, expenses for outside engineering consultants and NRE are included in research and development expenses. As of March 31, 2000, there were 40 employees engaged in research and development. Sage performs its research and development activities at Sage's headquarters in San Jose, California and at Sage's engineering facility in Bangalore, India. As of March 31, 2000, 42 of Sage's employees were based at Sage's facility in India.

MANUFACTURING

        Sage has adopted a fabless semiconductor manufacturing model and outsources all of its semiconductor manufacturing, assembly and testing. This approach allows Sage to focus its resources on the design, development and marketing of its products and significantly reduces its capital requirements. As of March 31, 2000, Sage had a staff of five operations personnel responsible for inventory shipping, purchasing and quality control. To date, Sage has subcontracted the manufacturing of its .35 micron Cheetah family of display processor ICs on a turnkey basis to Fujitsu Microelectronics and Kawasaki LSI U.S.A. Sage has decided to subcontract the production of certain of its new .25 micron Jaguar family of display processor ICs to Taiwan Semiconductor Manufacturing Corporation ("TSMC") and to assume the risks of yield, test and packaging which, if successful, could reduce future units costs. All of Sage's IC products have been and are expected to continue to be single-source manufactured for the foreseeable future. Currently, Sage must place orders three to four months in advance of expected delivery. Sage maintains its inventory levels based on current lead times from foundries plus safety stock to account for fluctuations in demand that Sage anticipates on the basis of its customers' forecasts. As of March 31, 2000, many semiconductor subcontractors have announced that they are running at full capacity, and warned that they may have to reject or delay new orders, or increase the price, or both.

        If Sage loses or decides to change a key supplier or foundry, it could take several months to qualify a new supplier or foundry. Changing or qualifying a new supplier or foundry, would likely involve delay and expenses, resulting in foregone revenues, reduced operating margins and possible detriment to customer relationships. Since Sage places its orders on a purchase order basis and does not have a long term volume purchase agreement with any of its existing suppliers, any of these suppliers may allocate capacity to the production of other products while reducing deliveries to Sage on short notice. While Sage believes that it currently has good relationships with its foundries and adequate capacity to support its current sales levels, there can be no assurance that adequate foundry capacity will be available in the future on acceptable terms, if at all.

        Sage's semiconductor products are currently fabricated using a range of process technologies. Sage must continuously develop its products using new sub-micron technologies to remain competitive on a cost and performance basis. Migrating to new technologies is a challenging task requiring new design skills, methods and tools. Sage believes that the transition of its products to smaller geometries will be important for Sage to remain competitive. Sage's business could be harmed if any transition is delayed or inefficiently implemented.

INTELLECTUAL PROPERTY

        Sage relies on a combination of non-disclosure agreements and copyright, trademark and trade secret laws to protect the algorithms, design and architecture of its semiconductor technology. Sage currently has three pending applications for patents filed with the U.S. Patent and Trademark Office for protection of certain of its significant technologies, including its on-screen user interface, dual spatial and temporal scaling system, video signal processing and channel equalization technology. In addition, Sage has one patent filed with the U.S. Patent and Trademark Office for protection of its video adapter circuit for detection of analog video scanning formats. In the future, Sage expects to seek patent protection for its technologies as necessary. Any future patents may not be granted and, even if granted, may be invalidated, circumvented, challenged or licensed to others.

        To supplement the technologies that Sage develops internally, it has licensed rights to use certain patents held by third parties, and Sage may license additional technology rights in the future.

        The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Sage has certain indemnification obligations with respect to the infringement of third-party intellectual property rights. There is no intellectual property litigation currently pending against Sage. However, Sage may from time to time receive notifications of claims that Sage may be infringing patents or other intellectual property rights owned by third parties. If it is necessary or desirable, Sage may seek licenses under those patents or intellectual property rights. However, Sage cannot be sure that licenses will be offered or that the terms of any offered licenses will be acceptable to Sage.

COMPETITION

        The display signal processing industry is very competitive. The markets in which Sage operates are characterized by rapid technological change, evolving industry standards and declining average selling prices, and Sage expects them to become increasingly competitive. Sage believes that the key competitive factors in our markets are product design, performance, price, features, size, reliability, time-to-market and customer support. Sage's ability to successfully compete in our target markets also depends on our continued success in the development of high-performance display processors at optimal price points. In addition, our competitiveness may be affected by the development of competing technologies, the emergence of new industry standards, and consumer demand for specific display features on the display device. Failure to monitor and effectively respond to these trends could reduce demand for our products.

        Sage's competitors include a range of diversified electronic and semiconductor companies that offer display processing products. In particular, Sage competes in varying degrees against Genesis, Pixelworks, Micronix, Smart Asic, and Silicon Image. In some instances, Sage also competes with internally designed processing solutions, developed by OEM display manufacturers. In the future, Sage's current or potential customers may also develop their own proprietary display processors and become our competitors. In addition, start-up companies that are seeking to capitalize on business opportunities as a result of the shift from analog to digital technology may seek to compete in our markets. Sage's competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality solutions to OEM customers than those offered by Sage. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margins or causing Sage to lose sales opportunities.

EMPLOYEES

        As of March 31, 2000, Sage employed 92 full-time employees, including 40 in research and development, 5 in operations, 38 in sales and marketing and 9 in general and administration. Sage employees are not represented by a collective bargaining organization, and Sage believes that its relations with its employees are good.

OTHER FACTORS AFFECTING OUR BUSINESS

SUBSEQUENT TO MARCH 31, 2000, SAGE MERGED WITH FAROUDJA LABS AND MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE FAROUDJA AND ACHIEVE THE BENEFITS EXPECTED TO RESULT FROM THE MERGER.

        After the merger, Sage and Faroudja will have to integrate their operations. The integration will require significant efforts from each company, including the coordination of their research and development and sales and marketing efforts. Faroudja personnel may leave Faroudja because of the merger. Faroudja customers, distributors or suppliers may terminate their arrangements with Faroudja, or demand amended terms to those arrangements. Sage management, including Faroudja management who become part of the Sage management team, may have their attention diverted while trying to integrate the two companies. Such diversion of management's attention or difficulties in the transition process could have an adverse impact on the combined operations. If Sage is not able to successfully integrate the operations of Faroudja, Sage's expectations for its future results of operations may not be met.

        Sage cannot assure you that it will successfully integrate or profitably manage Faroudja's business. In addition, Sage cannot assure you that, following the transaction, its business will achieve sales levels, profitability, efficiencies or synergies that justify the merger or that the merger will result in increased earnings for the combined company in any future period. Also, the combined company may experience slower rates of growth as compared to historical rates of growth of Sage and Faroudja independently.

IF THE COSTS ASSOCIATED WITH THE MERGER EXCEED THE BENEFITS REALIZED, THE COMBINED COMPANY MAY EXPERIENCE INCREASED LOSSES.

        If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to Sage's stockholders resulting from the issuance of shares in connection with the merger, Sage's financial results, as well as those of the combined company on a consolidated basis, could be adversely affected, including increased losses.

CUSTOMERS OF SAGE AND FAROUDJA MAY DELAY OR CANCEL ORDERS AS A RESULT OF CONCERNS OVER THE MERGER.

        The announcement and completion of the merger could cause customers and potential customers of Sage and Faroudja to delay, cancel or not renew contracts for services as a result of customer concerns and uncertainty over integration and support of Sage's or Faroudja's services. Any delay, cancellation or non-renewal of contracts could have a material adverse effect on the business, operating results and financial condition of the combined company.

A SIGNIFICANT AMOUNT OF THE COMBINED COMPANY'S REVENUES WILL COME FROM A FEW CUSTOMERS AND ANY DECREASE IN REVENUES FROM THESE FEW CUSTOMERS COULD SIGNIFICANTLY IMPACT TOTAL REVENUES FOR THE COMBINED COMPANY.

        Sage is dependent on a limited number of large customers. The combined company will, in the foreseeable future, also be dependent on a limited number of large customers for a substantial portion of its revenues. For the fiscal year ended March 31, 2000, sales of semiconductor products to NEC Corporation and Elo TouchSystems, Inc. accounted for 29% and 10%, respectively, of our revenues. As a result of customer concentration any one of the following factors could significantly impact the total revenues for the combined company:

        - a significant reduction, delay or cancellation of orders from one or more of the combined company's key customers; or

        - a decision by one or more significant customers to select products manufactured by a competitor, or its own internally developed solution, for inclusion in future product generations.

        The manufacturing market for digital televisions, high definition televisions, liquid crystal display monitors and plasma displays is highly concentrated among relatively few large manufacturers. We expect that the operating results of the combined company will continue to depend on revenues from a relatively small number of manufacturers and their suppliers.

THE RELIANCE BY THE COMBINED COMPANY ON A LIMITED NUMBER OF LARGE CUSTOMERS REDUCES OUR ABILITY TO NEGOTIATE FAVORABLE PRICING TERMS WITH OUR CUSTOMERS.

        The markets for digital display and video image enhancement products are highly concentrated among relatively few large manufacturers of certain types of personal computers, televisions, home theaters and consumer electronics. These manufacturers have significantly greater financial and other resources than either Sage or Faroudja; therefore the combined company may be unable to negotiate favorable pricing terms with them. Any inability to negotiate favorable pricing terms with customers could impact our ability to generate positive earnings.

ANY DELAY IN INTRODUCING NEW PRODUCTS OR ENHANCEMENTS TO EXISTING PRODUCTS COULD REDUCE CUSTOMER ACCEPTANCE OF OUR PRODUCTS AND COULD DECREASE OUR MARKET SHARE OR REVENUES.

        Sage's display manufacturing customers have regular design cycles for their next display models. Sage's future success will depend to a substantial degree upon its ability to develop and introduce new products and enhancements to its existing products, and to do so on a schedule that makes its products and enhancements available at the time its customers are making purchasing decisions.

        Likewise, Faroudja is developing products that are designed to conform with certain current industry broadcast standards. However, there can be no assurance that manufacturers will continue to follow these standards or that more desirable standards will not emerge. The acceptance of Faroudja's products also depends in part upon content providers developing and marketing content for end-user systems, such as video and audio playback systems, in a format compatible with Faroudja's products. There can be no assurance that these or other factors beyond Faroudja's control will not adversely affect the development of markets for Faroudja's products.

        The products and product enhancements of the combined company must incorporate technological changes and innovations to meet evolving customer and industry standards. The future success of the combined company will depend, to a substantial degree, upon its ability to develop and introduce new products and enhancements to its existing products that meet evolving customer and industry standards, and to do so on a schedule that makes the products and enhancements available at the time its customers are making purchasing decisions.

BECAUSE DISPLAY AND VIDEO PROCESSORS ARE COMPLEX, THEY MAY HAVE ERRORS OR DEFECTS THAT ARE FOUND ONLY AFTER THE PROCESSORS HAVE BEEN INCORPORATED INTO ITS CUSTOMERS' PRODUCTS, WHICH COULD RESULT IN WARRANTY CLAIMS AND A REDUCTION IN REVENUES.

        Sage's display processors, Faroudja's video processing ASICs and the chips that will be produced by the combined company are complex products and are designed to be incorporated into digital and high definition display devices which are themselves complex. Although the products are, and will be, thoroughly tested, design and manufacturing defects may not be discovered during the manufacturing and testing process and may only be discovered when the finished products are connected to a signal source. Consequently, customers may discover errors or defects in hardware or software after large quantities of products have been fully incorporated into customers' digital and video display devices. To date, however, neither Sage's customers nor Faroudja's customers have, to the knowledge of either company, discovered errors or defects in their products. A small number of Sage's customers have returned products because the product design did not meet their needs. If customers of Sage, Faroudja or the combined company were to discover errors or defects that may be identified after a device is connected to a signal source, the selling company could experience:

        -       loss of or delay in revenues and loss of market share;

        -       loss of customers;

        -       failure to achieve market acceptance;

        -       diversion of development resources;

        -       increased warranty costs;

        -       customer legal actions; and

        -       increased insurance costs.

In addition, in the event of a significant number of product returns due to a defect or recall of its products, revenues, gross margin and the name brand of Sage, Faroudja or the combined company could be significantly harmed.

THERE ARE RISKS ASSOCIATED WITH THE FAILURE TO IDENTIFY NEW MARKETS AND APPLICATIONS.

        The markets in which Sage and Faroudja compete or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render Sage's and Faroudja's products less desirable or obsolete. If the combined company fails to produce technologically competitive products in a cost-effective manner and on a timely basis or is unable to comply with industry standards in the future, our business and results of operations could be harmed.

        A substantial portion of Faroudja's revenues in 1999 were derived from sales of products that address the home theater and commercial presentation markets. Certain of Faroudja's current products and future product plans address markets that are not now and may never become substantial commercial markets. The combined company's future growth will depend, in large part, on the combined company's ability to identify new markets for its products and to apply its products and technology to evolving markets and applications. There can be no assurance that these markets will become substantial commercial markets or that the combined company's products will achieve market acceptance in those markets. There can be no assurance that new display technologies will be successful or that the television and personal computer markets will converge, that these new markets will present substantial commercial opportunities, or that the combined company's products will adequately address these markets in a timely manner.

        Although we expect to continue to make significant investments in research and development to enhance the combined company's current products and to develop products incorporating new and existing technologies, we cannot offer any assurance that new products or product enhancements will be successfully developed. If developed, we cannot offer any assurance that any new products or product enhancements will be developed in time to capture market opportunities or achieve a significant or sustainable level of acceptance in new and existing markets.

THE COMBINED COMPANY WILL BE EXPOSED TO DISTRIBUTION RISKS AND ISSUES SURROUNDING THE DIVERSIFICATION OF SALES CHANNELS.

        Both Sage and Faroudja sell their products domestically and internationally through distributors and dealers and the combined company's success depends on the continued efforts of this network of direct and indirect distributors and dealers. The loss of, or reduction in sales to, any of the company's key customers, could have a material adverse affect on the combined company's operating results. The short life cycles of the combined products of both Sage and Faroudja and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the company or its competitors or other factors affecting the flat panel display and video imaging industry could result in significant product returns. In addition, there can be no assurance that new product introductions by competitors or other market factors will not require the combined company to reduce prices in a manner or at a time which has a material adverse impact upon the combined company's business, financial condition and operating results.

        An integral element of our strategy is to enhance and diversify our distribution channels. The combined company's ability to achieve revenue growth in the future will depend in large part on our success in recruiting and training sufficient sales personnel, distributors and resellers. Certain of the distributors for each of Sage and Faroudja currently distribute, or may in the future distribute, the product lines of our competitors. There can be no assurance that the combined company will be able to attract, train and retain a sufficient number of distributors or direct sales personnel, or that such distributors will continue to recommend, or devote sufficient resources to market and provide customer support for the company's products. All of these factors could have a material adverse effect on the combined company's business, financial condition and operating results.

INTENSE COMPETITION MAY REDUCE THE DEMAND OR PRICES FOR OUR PRODUCTS, DECREASING OUR GROSS MARGIN.

        The markets in which both Sage and Faroudja compete are intensely competitive. Rapid technological change, evolving industry standards and declining average selling prices in these markets could have a material adverse effect on the business, financial condition and results of operations of the combined company. As the overall price of personal computers, televisions and other products that use our technology continues to fall, we may be required to offer solutions to manufacturers at discounted prices due to increased price competition. At the same time, new, alternative display and video processing technologies and industry standards may emerge that directly compete with technologies that we offer. We may be required to increase our investment in research and development at the same time that product prices are falling. In addition, even after making this investment, we cannot assure you that our technologies will be superior to those of our competitors or that our products will achieve market acceptance, whether for performance or price reasons. Failure to effectively respond to these trends could reduce the demand for our products.

        Both Sage and Faroudja have competed with a range of diversified companies that offer display and video processors, some of which have substantially greater resources than we do. In particular, the combined company will compete against Communications Specialties Inc., Leitch Incorporated, Panasonic Broadcast and Television Systems Company, DVDO, Inc., TeraNex, Miranda Technology, Inc., NEC, RGB Spectrum, Cinema Pro Corporation, dba, Runco International, Arithmos, Inc., Genesis Microchip, Inc., Pixelworks, Inc., Silicon Image, Inc., DWIN Electronics, Inc., Extron Electronics, NEC Technologies, Inc. USA, Snell & Wilcox, Inc., Sony Corporation and Yamashita Engineering Manufacturing, Inc. We also compete in some instances against in-house processing solutions designed by large original equipment manufacturers. In the future, our current or potential customers may also develop their own proprietary display and video processors and become our competitors. In addition, start-up companies that are seeking to capitalize on business opportunities as a result of the shift from analog to digital technology may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality solutions to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities.

FLUCTUATIONS IN THE OPERATING RESULTS FOR BOTH SAGE AND FAROUDJA MAKE IT DIFFICULT TO PREDICT THE COMBINED COMPANY'S FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF THE COMBINED COMPANY'S COMMON STOCK.

        The quarterly operating results for both Faroudja and Sage have fluctuated significantly in the past and we expect our results to fluctuate significantly in the future based on a number of factors. Some of these factors arise from decisions we have made with respect to the timing and magnitude of expenditures and our ability to control our revenues. Our operating expenses, which include research and development expenses and selling, general and administration expenses, are relatively fixed over the short-term. If our revenues are lower than we expect because we sell fewer display processors or video image enhancement products, because we delay the release or the announcement of new products or because of other reasons, we may not be able to quickly reduce our spending in response. In addition, our revenues could fall short of our expectations if we experience delays or cancellations of even a small number of orders.

        Certain other factors have, in the past, caused, and may in the future cause, fluctuations in our quarterly operating results. These factors are industry risks over which we have no control, including:

        - changes in the available supply of flat panel displays at reasonable prices;

        -       changes related to select video processing products;

        -       changes in our customers' demand for our products;

        - the deferral of customer orders in anticipation of new products or enhancements by us or our competitors;

        - changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and changes in the costs of manufacturing; and

        - our ability to develop, introduce and market new products in time to meet the product design cycles of our customers.

        There are additional factors that could, but which have not, affected our operating results including:

        - the growth rate of the overall digital display and video processing markets;

        -       incorrect forecasting of future revenues;

        -       changes in product mix, product costs or pricing;

        - general economic conditions and economic conditions specific to the personal computer, television, home theater, display and semiconductor markets;

        -       growth rate of HDTV market; and

        -       growth rate of projector market.

        Any one or more of these factors are difficult to forecast and could result in fluctuations in our future operating results. Any shortfall in our revenues would have a direct impact on the combined business. In addition, fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance. Because our operating results are volatile and difficult to predict, you should not rely on the results of one quarter as an indication of our future performance. It is likely that in some future quarter our operating results will fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may decline significantly.

BOTH SAGE AND FAROUDJA RELY ON INDEPENDENT FOUNDRIES AND MANUFACTURING.

        Both Sage and Faroudja currently rely on independent foundries to manufacture, assemble and test all of their semiconductor components and products. These independent foundries fabricate products for other companies and may also manufacture products of their own design. The combined company will purchase products from all of its foundries pursuant to individually negotiated purchase orders. Neither Sage nor Faroudja has long-term supply contracts with any of these foundries, and, therefore, none of them will be obligated to supply products to the combined company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. The reliance by the combined company on independent foundries involves a number of risks, including the inability to obtain adequate capacity, unavailability of or interruption of access to certain process technologies, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, and potential misappropriation of our intellectual property. The ability of Sage and Faroudja to obtain the foundry capacity necessary to meet the demand for their products is based in part on their ability to accurately forecast demand. If the combined company fails to accurately forecast its future demand, we may be unable to obtain adequate supplies of integrated circuits on a timely basis. There can be no assurance that the combined company will be able to accurately forecast the demand for its products or obtain sufficient foundry capacity in the future.

        While neither Sage nor Faroudja has experienced any material disruptions in supply to date, there can be no assurance that manufacturing problems will not occur in the future. In the event that any of the combined company's foundries are unable or unwilling to produce sufficient supplies of our products in required volumes at acceptable costs, the combined company will be required to reallocate production among our other existing foundries or identify and qualify acceptable alternatives. This qualification process could take six months or longer, and no assurance can be given that any additional source would become available to the combined company or would be in a position to satisfy the combined company's production requirements on a timely basis. The loss of any of the combined company's foundries, the inability of the combined company to obtain additional production in a period of increased demand, or the combined company's inability to obtain timely and adequate deliveries from its suppliers could reduce or delay shipments of our products. Any of these developments could damage relationships with the combined company's current and prospective customers and could have a material adverse effect on our business, financial condition and operating results.

        The reliance by the combined company on third-party manufacturers limits our control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the combined company's assemblers or other circumstances that would require the combined company to seek alternative sources of assembly could lead to supply constraints or delays in the delivery of our products. In addition, the need for high quality assurance by the combined company may increase costs paid by the company to third parties for manufacturing and assembly of our products. These constraints or delays could damage relationships with current and prospective customers and could have a material adverse effect on our business, financial condition and operating results. In addition, Sage's board level display processor products and Faroudja's home theater and broadcast products are assembled by third party contractors.

SAGE CURRENTLY DEPENDS ON A LIMITED NUMBER OF CONTRACT MANUFACTURERS FOR ITS SEMICONDUCTOR AND CIRCUIT BOARD PRODUCTS, AND IT MUST ORDER PRODUCTS FROM THEM BASED ON FORECASTS FROM CUSTOMERS FROM WHICH SAGE DOES NOT HAVE FIRM PURCHASE ORDERS.

        Sage does not own or operate a semiconductor fabrication facility and it does not have the resources to manufacture our products internally. Currently, Cheetah2 and Cheetah4 chips are being manufactured, assembled and tested by Kawasaki LSI U.S.A., Inc., and Cheetah3 chips are being manufactured, assembled and tested by Fujitsu Microelectronics Inc. Sage's circuit board products are manufactured and tested by Topline Electronics, Inc. Sage's new Jaguar chips will be manufactured by Taiwan Semi Conductor Manufacturing Company and Sage will be responsible for the assembly and testing. Sage does not have a long-term supply contract with any of its contract manufacturers, and they are not obligated to supply Sage with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Sage tries not to maintain substantial inventories of products, but it must often place orders for products two to three months before they are needed and before it has firm purchase orders for those products. None of Sage's products is currently manufactured by more than one supplier, and all of its products are expected to be single-source manufactured for the foreseeable future. There are many risks associated with our dependence on third-party manufacturing, assembling and product testing relationships, including:

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

        - unavailability or interruption of access to process technologies necessary to manufacture our products; and

        -       potential misappropriation of Sage's intellectual property.

        If Sage is unable to obtain its products from manufacturers on schedule, revenues from the sale of those products may be delayed. If orders for Sage's products are cancelled, revenues will be lost.

FAILURE TO MANAGE OUR EXPANSION EFFECTIVELY COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE OUR REVENUES AND IMPROVE OUR EARNINGS.

        The ability of the combined company to successfully offer our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. The past growth of Sage and Faroudja, and the expected future growth of the combined company, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to expand, train and manage our workforce worldwide.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESSES EFFECTIVELY, AND IF WE ARE UNABLE TO RETAIN OR HIRE ADDITIONAL PERSONNEL, OUR REVENUES AND PRODUCT DEVELOPMENT EFFORTS COULD BE HARMED.

        The future success of the combined company depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel, many of whom would be difficult to replace. Current and prospective employees of Sage and Faroudja may experience uncertainty about their future roles with Sage. This uncertainty may adversely affect the combined company's ability to retain key management, sales, marketing and technical personnel, or to attract qualified personnel in the future.

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

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS COULD HARM OUR COMPETITIVE POSITION BY ALLOWING OUR COMPETITORS TO ACCESS OUR PROPRIETARY TECHNOLOGY AND TO INTRODUCE SIMILAR PRODUCTS.

        The ability of the combined company to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology. However, we cannot assure you that the degree of protection offered by the patents held by Sage and Faroudja will be sufficient or that any of our pending patents will be issued. In addition, competitors in both the U.S. and foreign countries, many of which have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products.

        Our competitors may also be able to design around the licensed patents. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. There can be no assurance that the steps taken by Sage and Faroudja to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

        Substantially all of the intellectual property used by Faroudja is licensed to Faroudja by Yves Faroudja. There are risk associated with this intellectual property because Faroudja is a licensee and not the owner of such intellectual property rights. Under his agreement with Faroudja, Mr. Faroudja retains the non-exclusive right to license his patents and technologies to third parties for use outside Faroudja's field of use. Notwithstanding the particular terms of the license agreement with Mr. Faroudja, the combined company faces the risk that he may attempt to terminate the granted licenses and that such an attempt may be successful or that the response to such attempt may consume substantial financial and personnel resources. In the event Faroudja's resources are so consumed, such consumption could have a material adverse affect on the combined company's business, financial condition and operating results.

        We may from time to time receive notifications or claims alleging that we may be infringing patents or intellectual property rights owned by third parties. While there is currently no intellectual property rights litigation pending against us, litigation could result in significant expenses to us and could reduce sales of our products. Any litigation could also divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. In addition, we may not be able to develop, license or acquire non-infringing technology under reasonable terms. These developments could result in an inability to compete for customers or could adversely affect our ability to increase our earnings. See "Business of Sage-Intellectual Property."

SAGE HAS INCURRED NET LOSSES SINCE INCEPTION, AND SAGE MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY.

        Sage incurred net losses of $2.8 million, $4.8 million and $4.6 million for each of the respective years ended March 31, 1998, 1999 and 2000, and had an accumulated deficit of $13.3 million as of March 31, 2000. In the future, Sage expects its research and development and selling, general and administration expenses to increase. Accordingly, Sage expects to continue to incur additional operating losses for at least the next 12 months. Although Sage has experienced revenue growth in recent periods, this growth is not necessarily indicative of future operating results, and we cannot assure you that we will be able to sustain the growth in our revenues. If Sage and the combined company do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future or at all. This may in turn cause Sage's stock price to decline. In addition, if Sage does not achieve or sustain profitability in the future, we may be unable to continue our operations. Please see "Selected Historical Consolidated Financial Data of Sage Inc." and "Sage Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information.

SAGE HAS A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

        Sage commenced operations in January 1995, but it did not generate material revenues from the sale of its semiconductor products until July 1998. Thus, Sage has a limited operating history upon which to evaluate its current business and prospects. Due to the limited history, it is difficult or impossible for Sage to predict its future results of operations with any degree of accuracy. For example, Sage cannot accurately forecast expenses based on its projections of future revenues. Most of Sage's expenses are relatively fixed in the short term, and Sage may not be able to quickly reduce spending if its revenues are lower than projections. In addition, because substantially all of Sage's present customers order on a purchase order basis rather than long-term purchase commitments, Sage has only a limited ability to project future revenues. Therefore, net losses in a given quarter may be greater than expected. Moreover, due to the limited operating history of Sage, any evaluation of its business and prospects must be made in light of the risks and uncertainties often encountered by early stage companies in technology markets. Many of these risks are discussed elsewhere in this section. Please see "Sage Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

SAGE'S FOREIGN CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF ITS REVENUES, AND IF SAGE DOES NOT SUCCESSFULLY ADDRESS CERTAIN RISKS ASSOCIATED WITH ITS INTERNATIONAL OPERATIONS, ITS REVENUES COULD DECREASE AND OUR BUSINESS PROSPECTS COULD DETERIORATE BECAUSE THE MAJORITY OF ITS CUSTOMERS COULD BE LOST AT A SUBSTANTIAL COST TO ITS BUSINESS PROSPECTS AND ITS REVENUES COULD DECLINE.

        Sales outside of the U.S. accounted for 72.4% of total sales for the year ended March 31, 2000. A substantial portion of Sage's customers are located in Japan, Taiwan and Korea. We anticipate that sales outside of the U.S. could increase in future periods and may account for an increasing portion of Sage's revenues. In addition, manufacturers who incorporate Sage's processors into their displays sell them outside of the U.S., thereby exposing Sage indirectly to foreign risks. Specifically, Sage will be subject to the following risks:

        - difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable of the display processor industry, the video processing industry and the products of Sage;

        - ongoing restructuring activities of Sage's customers and other Asian companies may reduce purchases of our products by its customers;

        - potential difficulties in collecting accounts receivable from its customers located in Japan, Korea and Taiwan; and

        - difficulties related to design piracy of display and video processing technologies that may exist outside the U.S.

        To date, sales of Sage's products have been denominated exclusively in U.S. dollars. An increase in the value of the U.S. dollar will increase the price of Sage's products so that they become relatively more expensive to customers in the local currency of a particular country, potentially leading to a reduction in Sage's revenues and profitability.

PORTIONS OF SAGE'S RESEARCH AND DEVELOPMENT EFFORTS ARE PERFORMED IN INDIA, AND RISKS RELATED TO THOSE OPERATIONS COULD HARM ITS RESEARCH AND DEVELOPMENT CAPABILITIES AND NEGATIVELY IMPACT ITS PRODUCT SALES.

        Any risks related to the political or economic conditions in India and the surrounding region, including risks relating to India's national security situation or labor market conditions, may adversely impact Sage's ability to take advantage of operations in India. In addition, circumstances beyond Sage's control at its facilities, related to operating in a developing country, such as unreliable power supplies, may have a material adverse effect on its research and development capabilities. We cannot assure you that restrictive laws or policies on either the part of India or the United States will not constrain Sage's ability to effectively operate in both countries. If Sage is required to relocate its India facilities, we cannot assure you that a relocation will not disrupt Sage's business.

IF MONITORS INCORPORATING SAGE'S SOLUTIONS ARE NOT COMPATIBLE WITH PERSONAL COMPUTERS, TELEVISIONS, AND OTHER DEVICES FOR WHICH THEY ARE MARKETED, THE MARKET FOR SAGE'S PRODUCTS WILL BE REDUCED AND OUR BUSINESS PROSPECTS COULD BE SIGNIFICANTLY LIMITED.

        Sage's products are incorporated into its customers' display monitors which have different parts and specifications and utilize multiple protocols that allow them to be compatible with specific PCs, televisions, home theaters and other devices. If Sage's customers' products are not compatible with the PCs and other devices for which they have been marketed and sold, consumers will return those monitors, or consumers will not purchase those monitors, and the market for Sage's customers' products could be significantly reduced. As a result, a portion of Sage's market would be eliminated, and its business would be harmed.

FAILURE OF CONSUMER DEMAND FOR FLAT PANEL DISPLAYS TO INCREASE AS WE EXPECT COULD IMPEDE SAGE'S GROWTH PROSPECTS.

        Sage's product development strategies anticipate that consumer demand for flat panel displays and other emerging display products will increase in the future. The success of Sage's products is dependent on increased demand for these products, which are at early stages of development. The potential size of these markets and the timing of their development are uncertain and will depend upon a number of factors, all of which are beyond our control.

BECAUSE OF SAGE'S LONG PRODUCT DEVELOPMENT PROCESS AND SALES CYCLE, SAGE MAY INCUR SUBSTANTIAL EXPENSES BEFORE IT EARNS ASSOCIATED REVENUES AND MAY NOT ULTIMATELY SELL AS MANY UNITS OF ITS PRODUCTS AS FORECASTED.

        Sage develops products based on forecasts of demand and incurs substantial product development expenditures prior to generating associated revenues. Sage's customers typically perform numerous tests and extensively evaluate Sage's products before incorporating them into their systems. The time required for testing, evaluation and design of Sage's products into a customer's equipment can take up to six months or more. Because of this lengthy development cycle, Sage may experience a delay between the time it accrues expenses for research and development and sales and marketing efforts and the time when it generates revenues, if any, from such expenditures.

        Furthermore, achieving a design win with a customer does not necessarily mean that this customer will order large volumes of Sage's products. A design win is not a binding commitment by a customer to purchase Sage's products. Rather, it is a decision by a customer to use Sage's products in the design process of that customer's products. In addition, Sage's customers can choose at any time to discontinue using its products in that customer's designs or product development efforts. If Sage's products are chosen to be incorporated into a customer's products, Sage may still not realize significant revenues from that customer if that customer's products are not commercially successful.

IF SAGE DOES NOT ACHIEVE DESIGN WINS WITH LEADING DISPLAY MANUFACTURERS, SAGE MAY BE UNABLE TO SECURE ADDITIONAL DESIGN WINS IN THE FUTURE AND ITS ABILITY TO GROW WOULD BE SERIOUSLY LIMITED.

        The development of new, technologically advanced products and product enhancements is a complex and uncertain process requiring accurate anticipation of technological and market trends, as well as skill in obtaining design wins. Any failure on Sage's part to obtain additional design wins with leading original equipment manufacturers and to successfully design, develop and introduce new products and product enhancements could harm its business, financial condition and results of operations. In addition, development and manufacturing schedules for Sage's products are difficult to predict, and we cannot assure you that Sage will achieve timely customer shipments of new products. The timely introduction of these products and their acceptance by customers are important to Sage's future success. Any delays in product development, whether due to manufacturing, product design and development, lack of market acceptance or otherwise, could reduce future customer acceptance of Sage's products and harm our business, financial condition and results of operations.

IF WE HAVE TO QUALIFY A NEW CONTRACT MANUFACTURER FOR ANY OF SAGE'S PRODUCTS, SAGE MAY LOSE REVENUES AND DAMAGE ITS CUSTOMER RELATIONSHIPS.

        Sage's display processors require manufacturing with state-of-the-art fabrication equipment and techniques. Because the lead time needed to establish a strategic relationship with a new contract manufacturer is at least three months, and the estimated time for Sage to adapt a product's design to a particular contract manufacturer's processes is an additional three to four months, there is no readily available alternative source of supply for any specific product. A manufacturing disruption at any of Sage's contract manufacturers would impact the production of Sage's display processors for a substantial period of time, thereby reducing the company's revenues, and would harm Sage's customer relationships.

SHORTAGES OF MATERIALS INCLUDED IN OUR SEMICONDUCTOR AND CIRCUIT BOARD PRODUCTS MAY INCREASE SAGE'S COSTS OR LIMIT ITS REVENUES AND DELAY ITS ABILITY TO SHIP OUR PRODUCTS ON TIME.

        From time to time, shortages of certain materials that are used in Sage's semiconductor and circuit board products may occur. In particular, Sage may experience shortages of semiconductor wafers. If materials shortages occur, Sage may incur additional costs to procure the scarce components or be unable to ship its products to its customers in a timely fashion, all of which could negatively impact Sage's earnings.

BY SUBCONTRACTING SEPARATELY FOR THE PRODUCTION OF WAFERS FOR ITS NEXT GENERATION PROCESSORS, SAGE IS ASSUMING RISKS THAT IT DOES NOT CURRENTLY FACE.

        Currently, Sage purchases packaged, assembled and tested semiconductor products from contract manufacturers. We expect that Sage will assume greater responsibility for this process for our next generation of products by subcontracting separately for the production of wafers and for their assembly and testing. If Sage does so, we will become more responsible for losses arising from wafer manufacturing yields and for coordination of the manufacturing, assembly and testing process. Poor yields, or our failure to implement this approach to manufacturing properly, would reduce Sage's revenues and harm our gross margin and results of operations.

THERE HAS BEEN AN UNDERSUPPLY OF FLAT PANELS, AND IF THE MANUFACTURING CAPACITY OF FLAT PANELS DOES NOT INCREASE, SAGE'S MARKET GROWTH WILL BE LIMITED.

        Currently, there is a limited supply of flat panels, and increasing the supply of flat panels is a costly and lengthy process requiring significant capital investment. Accordingly, we do not expect the current shortage of flat panels or their high prices to change in the near term. In the past, the supply of flat panels has been cyclical. We expect this pattern to continue. Undercapacity in the flat panel market may limit Sage's ability to increase its revenues because its customers may limit their purchases of Sage's products if they cannot obtain sufficient supplies of flat panels. In addition, flat panel monitor prices may remain high because of limited supply, and consumer demand may not grow if the supply of flat panels does not increase.

ITEM 2. PROPERTIES

        Sage maintains a 9,300 square foot facility in San Jose, California, pursuant to a sublease that expires in September 2000. This facility comprises the company's current headquarters and includes its research and development, sales and marketing and administration departments. On April 12, 2000, Sage entered into a lease agreement for 47,000 square feet of office space in Milpitas, California, expiring 2012. Sage plans to occupy approximately half of this accommodation and to sublet the balance until required to meet the needs of expansion. Sage also maintains a 4,000 square foot facility in Bangalore, India pursuant to a month-to-month lease, and is currently examining several proposals for alternate facilities. Sage expects that at least one of these alternative lease facilities will meet its needs for the foreseeable future on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        As of June 20, 2000, Sage is not a party to any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

        The Company held a Special Meeting of the Stockholders on June 7, 2000.

        At the Special Meeting of the Stockholders, the following matters were voted upon and approved:

                1. A proposal to approve the Agreement and Plan of Merger and Reorganization between Sage, Inc. and Faroudja, Inc.

                          Affirmative votes:          6,839,866
                          Negative votes:                23,757
                          Abstain:                      360,053
                          Non-votes:                         --


        2. A proposal to approve the issuance of .285 shares of the common stock of Sage, Inc. for every share of Faroudja, Inc.

                          Affirmative votes:          6,839,016
                          Negative votes:                27,877
                          Abstain:                      359,783
                          Non-votes:                         --


        3. A proposal to approve an increase in the pool of shares authorized for issue under the terms of the Sage, Inc. 1997 Stock Option Plan.

                          Affirmative votes:          6,517,121
                          Negative votes:               347,585
                          Abstain:                      361,970
                          Non-votes:                         --

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   Sage, Inc.'s Common Stock began trading on the NASDAQ National Market System under the symbol "SAGI" on November 11, 1999. Prior to such time, there was no public market for the Common Stock of the Company. The following table sets forth for the periods indicated the high and low sale prices per share for the Company's Common Stock as reported on the Nasdaq National Market.

-----------------------------------------------------------------------------
                                                       High              Low
-----------------------------------------------------------------------------
Fiscal year ended March 31, 2000:
Third quarter (from November 11, 1999) ......         $28.500         $18.438
 Fourth quarter .............................         $47.000         $19.250
=============================================================================

   No cash dividends have been declared or paid and the Company has no present intention to declare or pay cash dividends.

   The number of stockholders of record as of June 20, 2000 was 429.

   In December, 1999, we completed an initial public offering of our common stock, $0.01 par value ("the Offering"). The managing underwriters in the Offering were BancBoston Robertson Stephens, Prudential Securities Incorporated and Needham & Company, Inc. We registered 3,450,000 shares of common stock under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-86173) which was declared effective by the Securities and Exchange Commission on November 10, 1999. We commenced the Offering on November 11, 1999 and terminated it on December 15, 1999 after 3,450,000 shares (including 450,000 shares sold pursuant to the exercise of the underwriters' over-allotment option) had been sold. The initial public offering price was $12.00 per share and thus our gross proceeds were $41.4 million. We paid an aggregate of $2.8 million in underwriting discounts and commissions and $1.2 million in other expenses. None of these amounts were paid directly or indirectly to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of our equity securities or any of our affiliates. After deducting the underwriting discounts and commissions and other offering expenses, our net proceeds from the Offering were approximately $37.3 million. As of March 31, 2000, these proceeds were invested in short-term investments.

   None of the expenses incurred in the offering, nor the use of proceeds of the offering, were paid to (i) directors, officers, general partners of the issuer or their associates, (ii) persons owning 10% or more of any class of securities of the issuer or (iii) affiliates of the issuer.

ITEM 6. SELECTED FINANCIAL DATA


                       SUMMARY CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           FISCAL YEARS ENDED MARCH 31

                                              1996             1997             1998             1999              2000
                                             -------          -------          -------          -------          --------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues ...........................         $   251          $ 1,758          $ 1,495          $ 7,132          $ 17,881
Gross profit (loss) ................              68              622             (144)           2,218             7,855
Loss from operations ...............            (383)            (701)          (2,686)          (4,862)           (5,517)
Net loss ...........................         $  (384)         $  (708)         $(2,775)         $(4,751)         $ (4,595)
                                             =======          =======          =======          =======          ========
Net loss per share:
  Basic and diluted ................         $ (0.19)         $ (0.32)         $ (1.08)         $ (2.00)         $  (1.04)
                                             =======          =======          =======          =======          ========
Net loss per share:
  Basic and diluted ................           1,995            2,246            2,578            2,381             4,414

BALANCE SHEET DATA:
Cash and short term investments ....         $     9          $   908          $   380          $ 2,473          $ 38,936
Working capital ....................         $   263          $   357          $(1,440)         $ 1,471          $ 40,097
Total assets .......................         $   126          $ 1,692          $ 1,309          $ 4,293          $ 45,411
Long-term obligations ..............         $    --          $    --          $   500          $    --          $     --
Shareholders' equity (deficit) .....         $  (259)         $   538          $  (972)         $ 1,903          $ 41,277


        The number of shares and net loss per share have been adjusted throughout this table to reflect a three-for-one reverse split which was effected in November 1999 in conjunction with the initial public offering. The net loss for the fiscal year ended March 31, 2000 includes a charge of $2.5 million in respect of in-process technology. The net loss per share is calculated based on the weighted average number of common shares outstanding for each period. As Sage reported losses for all periods concerned, the results per share would be anti-dilutive and, accordingly, only basic loss per share is reported in this summary. No cash dividends have been paid since inception.

QUARTERLY RESULTS OF OPERATION

        The following table sets forth certain unaudited selected quarterly results of operations data for the eight quarters ended March 31, 2000, as well as such data expressed as a percentage of revenues. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of such information for the periods presented. Such statements of operations data should be read in conjunction with the annual consolidated financial statements, and the related notes thereto appearing elsewhere in this Form 10-K.

                                             ------------------------------------------------------------------------------------
                                              Jun. 30,  Sep. 30,   Dec. 31,  Mar. 31,    Jun. 30,   Sep. 30,   Dec. 31,   Mar. 31,
                                               1998       1998       1998      1999        1999       1999      1999        2000
                                             ------------------------------------------------------------------------------------
Consolidated Statement of Operations:
Revenues .................................   $   465    $   881    $ 2,283    $ 3,503    $ 3,775    $ 3,685    $ 4,827    $ 5,594
Cost of revenues .........................       352        525      1,335      2,702      2,443      2,094      2,612      2,877
                                             ------------------------------------------------------------------------------------
Gross profit (loss) ......................       113        356        948        801      1,332      1,591      2,215      2,717
Operating expenses:
   Research and development ..............       465        574        524        707        715      1,090      1,039      1,263
   Charge for in-process technology ......        --         --         --         --         --      2,500         --         --
   Selling, general and administration ...       511        583        868      1,252      1,058      1,297      1,722      2,048
   Stock  compensation  expense related
     to options ..........................       610        395        333        258        202        165        147        127
     Total operating expenses ............     1,586      1,552      1,725      2,217      1,975      5,052      2,908      3,438
                                             ------------------------------------------------------------------------------------
Loss from operations .....................    (1,473)    (1,196)      (777)    (1,416)      (643)    (3,461)      (693)      (721)
Interest income (expense), net ...........        19         34         30         28         26         57        266        573
                                             ------------------------------------------------------------------------------------
Net loss .................................   $(1,454)   $(1,162)   $  (747)   $(1,388)   $  (617)   $(3,404)   $  (427)   $  (148)
                                             ====================================================================================

                                            Jun. 30,    Sep. 30,  Dec. 31,    Mar. 31,   Jun. 30,   Sep. 30,  Dec. 31,   Mar. 31,
                                              1998       1998       1998       1999       1999       1999       1999       2000
                                            --------    --------  --------    --------   --------   --------  --------   --------
As a Percentage of Revenues:
Revenues .................................    100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Cost of revenues .........................     75.7       59.6       58.5       77.1       64.7       56.8       54.1       51.4
                                            -------------------------------------------------------------------------------------
Gross profit (loss) ......................     24.3       40.4       41.5       22.9       35.3       43.2       45.9       48.6

Operating expenses:
   Research and development ..............    100.0       65.2       23.0       20.2       18.9       29.6       21.5       22.6
   Charge for in-process technology ......       --         --         --         --         --       67.8         --         --
   Selling, general and administration ...    109.9       66.2       38.0       35.7       28.0       35.2       35.7       36.6
   Stock  compensation  expense related
     to options ..........................    131.2       44.8       14.6        7.4        5.4        4.5        3.0        2.3
     Total operating expenses ............    341.1      176.2       75.6       63.3       52.3      137.1       60.2       61.5
                                            -------------------------------------------------------------------------------------
Loss from operations .....................   (316.8)    (135.8)     (34.0)     (40.4)     (17.0)     (93.9)     (14.3)     (12.9)
Interest income (expense), net ...........      4.1        3.9        1.3        0.8        0.7        1.5        5.5       10.2
                                            -------------------------------------------------------------------------------------
Net loss .................................   (312.7)%   (131.9)%    (32.7)%    (39.6)%    (16.3)%    (92.4)%     (8.8)%     (2.7)%
                                            ====================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with Sage's consolidated financial statements included in Part IV this Form 10-K. This discussion contains forward-looking statements relating to future events and Sage's future financial performance and actual results could differ significantly from those discussed. Factors that could cause or contribute to such differences include those set forth in the section entitled "Other Factors Affecting Our Business."

OVERVIEW

        Sage was founded in 1994 and began operations in 1995. Sage designs, develops and markets high performance digital display processors used in digital displays. Flat panel displays and other emerging digital display devices have substantial advantages over their traditional analog counterparts, and markets for these products are beginning to grow rapidly. Display signals are characterized by several important attributes: resolution, frame refresh rate, scanning format and color depth. Combinations of these characteristics are called modes, and there are over 100 different modes used today to display images on PCs and televisions. These modes must be recognized and processed to produce a high quality image on a display. Display manufacturers seek display processing solutions that can function effectively with the large number of existing and emerging signal modes, ensure the compatibility of new displays with the large installed base of PCs and provide consumers with plug and play capability.

        Sage offers state-of-the-art digital display processors that provide highly-integrated analog-to-digital conversion, signal reformatting and color processing capabilities. Sage's display processors are compatible with all commercially available display signal modes and display types and are designed with a common architecture, configurable software and modular components that can be easily and rapidly incorporated into digital display devices. Sage sells its processing solutions to leading display manufacturers, including Fujitsu, NEC and Sanyo.

        Since the company's inception, Sage has focused primarily on the design and sale of high performance display processor ICs, perfecting its core display processing technology, building its firmware library and identifying qualified semiconductor manufacturing vendors. During the early stages of IC development, Sage focused on the design of circuit-boards assembled with off-the-shelf display processors and other components. The company secured limited sales of these circuit board products through independent distributors to manufacturers of low volume, embedded display products, such as medical or measuring equipment, and to systems integrators developing their own flat panel display monitors.

        In November 1996, Sage introduced its first proprietary Cheetah display processor, as a prototype based on 0.6 micron technology. In November 1997, Sage introduced Cheetah1, based on the prototype Cheetah architecture but manufactured using 0.35 micron technology.

        In April 1998, Sage introduced its Cheetah2 display processor with an improved scaling engine, an AutoSet feature that automatically adjusts the image position and quality, and a modular design that allows external memory to be added as an option to support increased functionality. Cheetah2's features led to significant design wins with large OEM flat panel display manufacturers. In July 1998, Sage achieved its first significant revenues from sales of Cheetah2, and in April 1999, Sage released its more advanced Cheetah3 and Cheetah4 display processors. These display processors are designed around the same core technologies as its Cheetah2 product and provide advanced functionality for higher performance and more specialized applications. The company has achieved significant design wins for Cheetah3 and Cheetah4. Commercial shipping of the Cheetah4 was commenced in the September 1999 quarter, and Cheetah4 represented over 79% of IC shipments in the March 2000 quarter. In the March 2000 quarter Sage has commenced shipments of sample quantities of its new Jaguar family of display processors. The Jaguar has an enhanced .25 micron architecture with considerably higher levels of integration, enabling lower system cost and higher levels of performance.

        Since July 1998, Sage has derived its revenues principally through sales of its semiconductors to large OEM display manufacturers. Sage recognizes revenues when its products are shipped to its customers or, in case of sales to distributors made under agreements permitting the return of unsold products, when its distributors ship the products to their customers. Generally, Sage ships its products within a few weeks after order and therefore carries no significant backlog. Because its display processors are purchased for installation in its OEM customers' products, its ability to recognize revenues depends upon its customers' product development cycles. Also, the company's customers may limit its ability to announce significant design wins if they see competitive advantages in not disclosing the technology built into their newest display devices.

        Through December 31, 2000, Sage purchased ready-packaged, assembled and tested display processor ICs from its fab partners. However, Sage expects that it will assume greater responsibility over this process for its next generations of display processors by separately subcontracting for the production of wafers, the assembly of the completed semiconductor and their testing. While this transition to a new manufacturing model will expose Sage to greater responsibilities for semiconductor yields and the coordination of the assembly and testing process, Sage believes that its gross margins will improve and that the transition will result in the company having greater control over the manufacturing process.

        Historically, sales of display processing circuit boards have represented a substantial portion of Sage's revenues. In the future, Sage expects sales of circuit boards to decline as a percentage of total revenues and sales of display processors to increase as a percentage of total revenues. From time to time, however, Sage may be asked to design and supply its circuit boards to low volume manufacturers and other OEM manufacturers who are not equipped or prefer not to design and develop their own circuit boards. Because Sage generates significantly lower operating margins on circuit boards as compared to display processors, fluctuations in its product mix will impact its overall operating margins.

        In July 1999, Sage entered into a joint development agreement with Faroudja under which Sage issued 375,000 shares of common stock to Faroudja in exchange for an aggregate amount of $500,000 in cash and a limited exclusive license to certain of Faroudja's decoding, deinterlacing and image enhancement technologies that can only be used in products currently under development. Under the terms of the agreement, Sage intends to produce a family of video display processors incorporating Faroudja technology that are intended to expand its semiconductor technology into emerging television and monitor markets. Sage intends to incorporate Faroudja's technologies into its proprietary display processing solutions to create a video solution for the mass television market by combining Faroudja's decoding, deinterlacing and image algorithms with its technology. The acquired in-process technology was valued at 375,000 shares, issued at $8.00 per share, less the cash receipt of $500,000. As a result of that transaction, Sage recorded an expense of $2.5 million relating to in-process research and development during the three months ended September 30, 1999. Through March 31, 2000, Sage has completed approximately thirty-five percent of the work involved to date and the project is proceeding according to its expectations. Faroudja has delivered the licensed technology, executed several design transfers and conducted meetings with Sage required by the agreement. In addition, Sage has also met with Faroudja to discuss the architecture and specifications for its video display processor, and Sage substantially completed the architecture and specifications as of March 31, 2000. We estimate incurring additional costs within the range of $1.8 to $2.5 million to complete the product incorporating the in-process technology acquired from Faroudja. Sage will expense the costs incurred prior to establishing technological feasibility as those costs are incurred. Sage's successful development of the product is uncertain due to the challenges of integrating its technology with the Faroudja technology. If Sage fails to successfully develop the product on a timely basis, the introduction of new products could be prevented or delayed and ultimately decrease its ability to compete for new business. Such failure would negatively impact its future revenues and net income. Sage has not to date encountered any deviations from its cost projections, and Sage expects to introduce the new semiconductor in November of 2000.

        In February 2000, the Boards of Sage and Faroudja approved the terms of a merger agreement between the companies subject to the approval of shareholders. Under the terms of the agreement, the shareholders of Faroudja would receive .285 shares of Sage common stock for every Faroudja share held. The transaction will be accounted for as a purchase valued at approximately $154 million. Sage intends to continue to operate the Faroudja home theater and broadcasting business as a self-contained business unit, and to merge the semiconductor design and development activities of the combined companies. See Notes to Consolidated Financial Statements for subsequent events update. For a more detailed discussion, see the description provided under the headings "Other Factors Affecting Our Business" and the notes to its consolidated financial statements.

RESULTS OF OPERATIONS

        The following tables set forth, for the periods indicated, certain consolidated statement of operations data reflected as a percentage of revenues. Sage's results of operations are reported as a single business segment.

                                                                Year Ended March 31,
                                                          --------------------------------
                                                           1998          1999         2000
                                                           ----          ----         ----
Consolidated Statement of Operations Data:
Revenues ............................................      100.0%       100.0%       100.0%
Cost of revenues ....................................      109.6         68.9         56.1
Gross margin (loss) .................................       (9.6)        31.1         43.9
Operating expenses:
   Research and development .........................      106.8         31.8         23.0
   Charge for in-process technology .................         --           --         14.0
   Selling, general and administration ..............       63.2         45.1         34.2
   Stock compensation expense related to options ....         --         22.4          3.6
     Total operating expenses .......................      170.0         99.3         74.8
Loss from operations ................................      (179.6)      (68.2)       (30.9)
Interest income (expense), net ......................       (6.0)         1.6          5.2
Net loss ............................................      (185.6)%     (66.6)%      (25.7%

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 2000 AND 1999

Revenues. Total revenues for the fiscal years ended March 31, 2000 and 1999 were $17.9 million and $7.1 million, respectively. Revenues from sale of digital display processor ICs increased by 194.3% to $10.1 million for the year ended March 31, 2000 as a result of the introduction of the new Cheetah4 IC and start of commercial shipments to new customers in 1999. Revenues from the sale of circuit board and other products increased by 110.2% to $7.8 million in the fiscal year ended March 31, 2000 as a result of increased shipments to large new OEM customers in the year ended March 31, 2000.

        Revenues from sales of its digital display processor ICs represented approximately 56.4% and 48.2% of total revenues for the years ended March 31, 2000 and 1999, respectively while circuit board and other sales were 43.6% and 51.8%, respectively. Although Sage has shifted the focus of its business from circuit boards to semiconductors, resulting in a greater emphasis on semiconductor product development as opposed to sales of circuit board products, Sage has seen continued growth in sales of circuit board and other products from major OEM customers. For more segment and geographic information see Footnotes to Consolidated Financial Statements.

Cost of Revenues. Total cost of revenues increased from $4.9 million for the fiscal year ended March 31, 1999 to $10.0 million for the fiscal year ended March 31, 2000, an increase of 104.0%. Cost of revenues is principally the purchase price of display processor ICs and board level products purchased from independent suppliers.

Gross margin. Gross margin for the fiscal years ended March 31, 2000 and 1999 was 43.9%, and 31.1%, respectively. During fiscal year 2000, the increase in its gross margin was the result of increased revenues from higher margin semiconductor products.

Research and development. Research and development expenses increased to $4.1 million for the fiscal year ended March 31, 2000, from $2.3 million for the fiscal year ended March 31, 1999. As a percentage of revenues, research and development expenses represented 23.0% and 31.8% of revenues during the fiscal years ended March 31, 2000 and 1999, respectively. Sage's research and development expenses for the year ended March 31, 2000 increased compared to the corresponding prior period primarily because of the engineering research and prototype development of Cheetah4, and subsequent new products being developed within the Jaguar family. As a result of an increase in the number of engineers employed in its research and development efforts, the compensation and personnel related expenses increased $539,000 from $770,000 for the year ended March 31, 1999 to $1,309,000 for the year ended March 31, 2000. The costs for purchased materials, designs and tooling increased from $721,000 for the year ended March 31, 1999 to $921,000 for the year ended March 31, 2000. However, as revenues increased from 1999 to 2000, research and development expenses, as a percentage of revenues, declined. Although Sage expects absolute expenses to increase, Sage expects research and development expenses as a percentage of revenues to decrease.

Charge for in-process technology. In July 1999, Sage entered into a joint development agreement with Faroudja for a limited exclusive license to certain of Faroudja's decoding, deinterlacing and image enhancement technologies that can only be used in products currently under development. The acquired in-process technology was valued at 375,000 shares, issued at $8.00 per share, less the cash receipt of $500,000. As a result of that transaction, Sage recorded an expense of $2.5 million relating to in-process research and development during the three months ended September 30, 1999.

Selling, general and administration. For the years ended March 31, 2000 and 1999, selling, general and administration expenses were $6.1 million, and $3.2 million, respectively. Selling, general and administration expenses represented 34.2% and 45.1% of revenues for the fiscal years ended March 31, 2000 and 1999, respectively. The overall increase in its selling, general and administration expenses was principally related to costs associated with being a public company, the introduction of the Cheetah3 and Cheetah 4 display processor ICs in fiscal 2000 and the related increase in salaries, commissions to independent sales representatives, travel and promotional expenses. In the future, Sage anticipates that these expenditures will decline as a percentage of revenues.

Stock compensation. Sage incurred stock compensation expenses of $0.6 million and $1.6 million respectively for years ended March 31 2000 and 1999. Stock compensation expenses relate to options granted below the perceived fair market value prior to Sage's initial public offering.

Interest income (expense), net. For the fiscal years ended March 31, 2000 and 1999, net interest and other income were $922,000 and $111,000, respectively. The increase in interest income in the year ended March 31, 2000 included the investment of the proceeds from the initial public offering for approximately twenty weeks.

Provision for income taxes. Sage incurred operating losses for the fiscal years ended March 31, 2000 and 1999, and therefore made no provision for income tax in these fiscal years. As of March 31, 2000, Sage had $6.1 million in net operating losses which are available to offset future taxable income earned until between 2010 and 2020.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 1999 AND 1998

Revenues. Revenues for the fiscal years ended March 31, 1999 and 1998 were $7.1 million, and $1.5 million, respectively. Revenues increased $5.6 million from fiscal year 1998 to fiscal year 1999 as a result of $4.6 million increase of sales of its newly introduced Cheetah2 processor and circuit boards built around the Cheetah2. The remaining increase represented the increase in sales to its semiconductor customers of hard-to-find components. Revenues from sales of its semiconductors represented approximately 48.2% of total revenues for the fiscal year 1999. During fiscal year 1998, revenues from the sale of semiconductors were not significant. Revenues from sales of its circuit board products represented 28.2% for the fiscal year 1999 and almost all of sales for the fiscal year 1998 due to a shift in the focus of its business from circuit boards to semiconductors, resulting in a greater emphasis on semiconductor product development as opposed to sales of circuit board products. For more segment and geographic information see Footnotes to Consolidated Financial Statements.

Cost of Revenues. Total cost of revenues increased from $1.6 million for the fiscal year ended March 31, 1998 to $4.9 million for the fiscal year ended March 31, 1999, an increase of 199.8%. Cost of revenues is principally the purchase price of display processor ICs and board level products purchased from independent suppliers.

Gross margin. Gross margin for the fiscal years ended March 31, 1999, and 1998 was 31.1%, and (9.6)%, respectively. Sage's negative gross margin for the fiscal year ended March 31, 1998 reflected the $600,000 write-off of obsolete circuit board inventories. During fiscal year 1999, the increase in its gross margin was the result of increased revenues from higher margin semiconductor products.

Research and development. Research and development expenses increased to $2.3 million, in the fiscal year ended March 31, 1999, from $1.6 million in the fiscal year ended March 31, 1998. As a percentage of revenues, research and development expenses represented 31.8%, and 106.8% of revenues during the fiscal years ended March 31, 1999 and 1998, respectively. Sage's fiscal year 1999 research and development expenses increased compared to the fiscal year 1998 research and development expenses as a result of an increase in engineers employed in its research and development efforts. However, as revenues increased from fiscal year 1998 to fiscal year 1999, research and development expenses, as a percentage of revenues, declined. Although Sage expects absolute expenses to increase, Sage expects research and development expenses as a percentage of revenues to decrease.

Selling, general and administration. For the fiscal years ended March 31, 1999 and 1998, selling, general and administration expenses were $3.2 million, and $945,000, respectively. Selling, general and administration expenses represented 45.1% and 63.2% of revenues in the years ended March 31, 1999 and 1998, respectively. The overall increase in its selling, general and administration expenses was principally related to the ramp up in sales of the Cheetah2 in 1999 and the related increase in salaries, commissions to independent sales representatives, travel and promotional expenses. In the future, Sage anticipates that its selling, general and administration expenditures will continue to increase in dollar terms but decline as a percentage of revenues.

Stock compensation. Sage incurred stock compensation expenses of $1.6 million for the fiscal year ended March 31, 1999. Stock compensation expenses were not incurred in the fiscal year ended March 31, 1998.

Interest income (expense), net. For the fiscal years ended March 31, 1999 and 1998, interest income and interest expense were minor. Sage financed its business operations primarily through a series of relatively small private equity transactions in fiscal 1999 and 1998.

Provision for income taxes. Sage incurred operating losses for each of the fiscal years ended March 31, 1999 and 1998, and therefore made no provision for income tax in these fiscal years. As of March 31, 1999, Sage had $5.1 million in net operating losses which are available to offset future taxable income earned until between 2010 and 2019.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, Sage has satisfied its liquidity requirements principally through the issuance and sale of private equity securities, totaling approximately $17.7 million, and an initial public offering in November 1999, which raised approximately $37.2 million, net of fees and expenses.

        During the fiscal year ended March 31, 2000, Sage used $3.2 million for operating activities, primarily due to operating losses and increased working capital requirements as sales increased, partially offset by non-cash operating expenses including the charge for in-process technology, depreciation and stock compensation. Net cash used in investing activities was $1.2 million for the fiscal year ended March 31, 2000. Net cash provided from financing activities was $40.8 million from the issuance and sale of common stock in Sage's initial public offering in November 1999.

        As of March 31, 2000, Sage had $38.9 million in cash and cash equivalents. In addition, Sage had a $2.0 million credit facility under which no borrowings had been made. As of March 31, 2000, Sage did not have any significant capital expenditure commitments. Sage believes that its existing cash resources and credit facility will be sufficient to meet its capital requirements through the next twelve months. However, Sage could be required or could choose to raise additional capital during the next twelve months. Sage's future capital requirements will depend on many factors, including the rate of revenue growth, profitability, timing and extent of spending to support research and development programs, expansion of selling and marketing and administrative activities, timing or introductions of new products and product enhancements and market acceptance of its products. Sage expects that it may need to raise additional equity or debt financing in the future, although Sage is not currently negotiating for additional financing nor does the company have any plans to obtain additional financing following its initial public offering. Sage cannot offer any assurance that additional equity or debt financing, if required, will be available on acceptable terms, or at all. If Sage is unable to obtain additional capital, it may be required to reduce the scope of its planned product development, selling and marketing activities, which could harm its business, financial condition and results of operations. In the event that Sage does raise additional equity financing, investors in this offering will be further diluted.

        From time to time, Sage may evaluate acquisitions of businesses, products or technologies that complement its business. Although Sage has no current plans in this regard, any transactions, if consummated, may consume a portion of its working capital or require the issuance of equity securities that may result in further dilution to existing stockholders.

FINANCIAL RISK MANAGEMENT

        INVESTMENT RISK

        Sage's cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect its interest income and, in the future, the fair market value of its investments. Sage manages the exposure to financial market risk by performing ongoing evaluations of its investment portfolio and presently invests entirely in certificates of deposit issued by banks, the value of which does not change based on changes in interest rates. As its cash balances increase, Sage anticipates investing in short-term investment-grade government and corporate securities. These securities will be highly liquid and generally mature within 12 months from its purchase date. Due to the short maturities of its investments, the carrying value should approximate the fair value. In addition, Sage does not use its investments for trading or other speculative purposes. Sage has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest and foreign currency exchange rates. The effect of any change in foreign currency exchange rates is not expected to be material to its results of operations, cash flows or financial condition. Due to the short duration of its investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of its portfolio. Therefore, Sage would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

        FOREIGN CURRENCY EXCHANGE RISK

        Sage is an international company, selling its products globally and, in particular, in Japan, Taiwan and Korea. Although Sage transacts its business in U.S. dollars, Sage cannot offer any assurance that future fluctuations in the value of the U.S. dollar would not affect the competitiveness of its products, gross profits realized, and results of operations. Further, Sage incurs expenses in India, Japan, Taiwan and other countries that are denominated in currencies other than U.S. dollars. Sage cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on its future operating results or cash flows as a direct result of changes in exchange rates. However, Sage does not believe that it currently has any significant direct foreign currency exchange rate risk and has not hedged exposures denominated in foreign currencies or any other derivative financial instruments.

        INFLATION

        The impact of inflation on Sage's business has not been material for the fiscal years ended March 31, 2000, 1999, or 1998.

Quantitative and qualitative disclosure about market risk is set forth in "Managements' Discussion and Analysis of Financial Condition and results of Operations" under Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our financial statements and supplementary data required by this item are set forth in the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding Directors appearing under the caption "Election of Directors" in the Company's Definitive Proxy Statement to be issued in connection with the Annual Meeting of Stockholders to be held in August 2000 (the "2000 Proxy Statement") is incorporated herein by reference, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information required by this item as to the executive officers of the Company is included as Item 4A of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the 2000 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to "Executive Compensation" in the 2000 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 2000 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        To the extent applicable the information required by this item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 2000 Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND FORM 8-K REPORTS

    (a) The following documents are filed as part of this report:

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
   Report of PricewaterhouseCoopers LLP, Independent Accountants
1.  Consolidated Financial Statement
    Schedules .......................................................      33
        Balance Sheet
        Consolidated Statement of Operations
        Consolidated Statement of Cash Flows
        Consolidated Statement of Stockholders' Equity
2.  Notes to Consolidated Financial Statements ......................      37

    EXHIBIT
    NUMBER        DESCRIPTION
    ------        -----------
     2.1**       Agreement and Plan of Merger and Reorganization dated as of
                 February 18, 2000 by and between the Company, Faroudja, Inc.
                 and Finland Merger Sub, Inc.

     3.1*        Certificate of Incorporation of the Company

     3.2*        Bylaws of the Company

     4.1*        Reference is made to Exhibit 3.1

     4.2* Series D Investors' Rights Agreement dated May 1, 1998 with certain Investors

     4.3* Series E Investors' Rights Agreement dated May 1, 1999 with certain Investors

     4.4*        Faroudja Laboratories, Inc. Investors' Rights Agreement dated
                 July 27, 1999

     4.5*        Form of Stock Certificate of the Company

     10.1* Form of Indemnification Agreement between the Company and each of its Officers and Directors

     10.2**      Amended and Restated 1999 Stock Option Plan

     10.3***     1999 Employee Stock Purchase Plan

     10.4*       Faroudja Laboratories, Inc. Joint Development and License
                 Agreement dated July 27, 1997

     10.5*       Master Distributor Agreement with Avnet, Inc.

     10.6*       Authorized Reseller Agreement with Reptron Electronics, Inc.

     10.7*       Authorized Reseller Agreement with Jaco Electronics, Inc.

     10.8*       Hardware Distribution Agreement with Bell Microproducts, Inc.

     10.9*       Form of Representative Agreement

     10.10*      Credit Agreement with General Bank

     21.1*       List of Subsidiaries

     23.1        Consent of PricewaterhouseCoopers LLP

     27.1        Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-86173.

** Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-34812.

*** Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-92811.

     (b) REPORTS ON FORM 8-K

     A report on Form 8-K was filed with the Securities and Exchange Commission on February 22, 2000, which attached Press Releases of Sage, Inc. dated February 22, 2000, announcing Sage, Inc. had entered into a definitive agreement to acquire Faroudja, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sage, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Sage, Inc. and its subsidiary at March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
April 26, 2000, except for Note 17,
as to which the date is June 7, 2000

                                   SAGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    MARCH 31,
                                                                               1999           2000
                                                                             --------       --------
          ASSETS
Current assets:
   Cash and cash equivalents ..........................................      $  2,473       $ 38,936
   Accounts receivable, net ...........................................           804          3,398
   Inventories ........................................................           412          1,132
   Prepaid expenses and other assets ..................................           172            765
                                                                             -----------------------
     Total current assets .............................................         3,861         44,231
Property and equipment, net ...........................................           432          1,180
                                                                             -----------------------
     Total assets .....................................................      $  4,293       $ 45,411
                                                                             -----------------------

      LIABILITIES AND
    STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................................      $    638       $  1,755
   Accrued expenses and other liabilities .............................         1,752          2,379
                                                                             -----------------------
     Total current liabilities ........................................         2,390          4,134
                                                                             -----------------------

Stockholders' equity :
   Convertible preferred stock, $0.01 par value; 10,000 shares
     authorized; 2,564 and 0 shares issued and outstanding actual; ....            26             --
   Common stock, $0.01 par value; 23,000 and 50,000 shares
     authorized; 3,176 and 10,467 shares issued and outstanding .......            32            105
   Additional paid-in capital .........................................        11,646         54,889
   Notes receivable from stockholders .................................          (113)           (75)
   Deferred compensation related to stock options and
     restricted stock .................................................        (1,013)          (372)
   Accumulated deficit ................................................        (8,675)       (13,270)
                                                                             -----------------------
     Total stockholders' equity .......................................         1,903         41,277
                                                                             -----------------------
     Total liabilities and stockholders' equity .......................      $  4,293       $ 45,411
                                                                             -----------------------



   The accompanying notes are an integral part of these financial statements.

                                   SAGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED MARCH 31,
                                                            ------------------------------------
                                                              1998          1999           2000
                                                            -------       -------       --------
Revenues .............................................      $ 1,495       $ 7,132       $ 17,881
Cost of revenues .....................................        1,639         4,914         10,026
                                                            ------------------------------------
Gross profit (loss) ..................................         (144)        2,218          7,855
                                                            ------------------------------------

Operating expenses:
   Research and development excluding stock
     compensation ....................................        1,597         2,270          4,107
   Charge for in-process technology ..................           --            --          2,500
   Selling, general and administration, excluding
     stock compensation ..............................          945         3,214          6,124
   Stock compensation ................................           --         1,596            641
                                                            ====================================
     Total operating expenses ........................        2,542         7,080         13,372
                                                            ====================================
Loss from operations .................................       (2,686)       (4,862)        (5,517)
Interest income (expense), net .......................          (89)          111            922
                                                            ====================================
Net loss .............................................      $(2,775)      $(4,751)      $ (4,595)
                                                            ====================================

Net loss per share:
   Basic and diluted .................................      $ (1.08)      $ (2.00)      $  (1.04)

Shares used in computing net loss per share:
   Basic and diluted .................................        2,578         2,381          4,414


   The accompanying notes are an integral part of these financial statements.

                                   SAGE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                      CONVERTIBLE                                               NOTES
                                                    PREFERRED STOCK           COMMON STOCK       ADDITIONAL  RECEIVABLE
                                                   ------------------      ------------------     PAID-IN       FROM
                                                    SHARES     AMOUNT       SHARES     AMOUNT      CAPITAL   STOCKHOLDERS
                                                   -------     ------       ------     ------    ----------  ------------
Balance at March 31, 1997 ...................         887       $  9       $ 2,477      $ 25      $  1,653       $  --
Issuance of common stock for cash,
   net of repurchases .......................          --         --           125         1           314          --
Issuance of preferred stock for cash ........         142          2            --        --           898          --
Issuance of warrants for preferred
   stock in connection with notes payable ...          --         --            --        --            50          --
Net loss ....................................          --         --            --        --            --          --
                                                   -----------------------------------------------------------------------
Balance at March 31, 1998 ...................       1,029         11         2,602        26         2,915          --
Issuance of common stock upon
   exercise of stock options ................          --         --           571         6           323        (113)
Issuance of common stock for
   consulting services, net .................          --         --             3        --             8          --
Issuance of preferred stock .................       1,535         15            --        --         5,791          --
Deferred compensation related to
   restrictions placed in common stock ......          --         --            --        --           393          --
Deferred compensation related to
   stock option grants ......................          --         --            --        --         2,216          --
Amortization of deferred
   compensation related to stock
   options and restricted stock .............          --         --            --        --            --          --
Net loss ....................................          --         --            --        --            --          --
                                                   -----------------------------------------------------------------------
Balance at March 31, 1999 ...................       2,564         26         3,176        32        11,646        (113)
Exercise of preferred stock
   warrants .................................           6         --            --        --            35          --
Issuance of preferred stock, net of
   issuance cost of $52 .....................         493          5            --        --         2,897          --
Issuance of preferred stock
   warrants .................................          --         --            --        --             4          --
Issuance of common stock upon
   exercise of stock options ................          --         --           161         1           100          --
Issuance of common stock in
   connection with license agreement ........          --         --           375         4         2,996          --
Issuance of common stock in
   connection with Initial Public
   Offering, net of issuance cost
   of $4,152 (Note 8) .......................          --         --         3,450        35        37,213          --
Conversion of Preferred stock to
   common stock in connection with
   Initial Public Offering (Note 8) .........      (3,063)       (31)        3,183        32            (1)         --
Conversion of warrants to common
   stock in connection with Initial
   Public Offering ..........................          --         --           123         1            (1)         --
Repayment of Notes receivable ...............          --         --            --        --            --          38
Amortization of deferred
   compensation related to stock
   options and restricted stock .............          --         --            --        --            --          --
Net loss ....................................          --         --            --        --            --          --
                                                   -----------------------------------------------------------------------
Balance at March 31, 2000 ...................          --       $ --        10,468      $105      $ 54,889       $ (75)
                                                   =======================================================================



                                                      DEFERRED
                                                    COMPENSATION
                                                     RELATED TO     ACCUMULATED
                                                    STOCK OPTIONS     DEFICIT        TOTAL
                                                    -------------   -----------      -----
Balance at March 31, 1997 ...................         $    --       $ (1,149)      $    538
Issuance of common stock for cash,
   net of repurchases .......................              --             --            315
Issuance of preferred stock for cash ........              --             --            900
Issuance of warrants for preferred
   stock in connection with notes payable ...              --             --             50
Net loss ....................................              --         (2,775)        (2,775)
                                                  -----------------------------------------
Balance at March 31, 1998 ...................              --         (3,924)          (972)
Issuance of common stock upon
   exercise of stock options ................              --             --            216
Issuance of common stock for
   consulting services, net .................              --             --              8
Issuance of preferred stock .................              --             --          5,806
Deferred compensation related to
   restrictions placed in common stock ......            (393)            --             --
Deferred compensation related to
   stock option grants ......................          (2,216)            --             --
Amortization of deferred
   compensation related to stock
   options and restricted stock .............           1,596             --          1,596
Net loss ....................................              --         (4,751)        (4,751)
                                                  -----------------------------------------
Balance at March 31, 1999 ...................          (1,013)        (8,675)         1,903
Exercise of preferred stock
   warrants .................................              --             --             35
Issuance of preferred stock, net of
   issuance cost of $52 .....................              --             --          2,902
Issuance of preferred stock
   warrants .................................              --             --              4
Issuance of common stock upon
   exercise of stock options ................              --             --            101
Issuance of common stock in
   connection with license agreement ........              --             --          3,000
Issuance of common stock in
   connection with Initial Public
   Offering, net of issuance cost
   of $4,152 (Note 8) .......................              --             --         37,248
Conversion of Preferred stock to
   common stock in connection with
   Initial Public Offering (Note 8) .........              --             --             --
Conversion of warrants to common
   stock in connection with Initial
   Public Offering ..........................              --             --             --
Repayment of Notes receivable ...............              --             --             38
Amortization of deferred
   compensation related to stock
   options and restricted stock .............             641             --            641
Net loss ....................................              --         (4,595)        (4,595)
                                                  -----------------------------------------
Balance at March 31, 2000 ...................         $  (372)      $(13,270)      $ 41,277
                                                  =========================================



   The accompanying notes are an integral part of these financial statements.

                                          SAGE, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)

                                                                           YEAR ENDED MARCH 31,
                                                                  ------------------------------------
                                                                   1998          1999           2000
                                                                  -------       -------       --------
Cash flows from operating activities:
   Net loss ................................................      $(2,775)      $(4,751)      $ (4,595)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
     Charge for in-process technology ......................           --            --          2,500
     Depreciation expense and amortization .................          137           250            439
     Stock compensation ....................................           --         1,596            641
     Warrant expense .......................................           50             4              4
    Changes in assets and liabilities:
     Accounts receivable ...................................          209          (574)        (2,594)
     Inventories ...........................................           26          (344)          (720)
     Prepaid expenses and other assets .....................          (93)           17           (593)
     Accounts payable ......................................         (130)          314          1,117
     Accrued expenses and other liabilities ................          649           303            627
                                                                  -------       -------       --------

       Net cash used in operating activities ...............       (1,927)       (3,185)        (3,174)
                                                                  -------       -------       --------

Cash flows from investing activities:
   Acquisition of property and equipment ...................         (316)         (214)        (1,187)
                                                                  -------       -------       --------

Cash flows from financing activities:
   Payments received from shareholder for notes ............           --            --             38
   Proceeds from issuance (repayments) of notes payable ....          500          (190)            --
   Net proceeds from issuance of common stock upon
     exercise of stock options .............................          315           224            101
   Net proceeds from issuance of common stock  in
     connection with license agreement .....................           --            --            500
   Net proceeds from issuance of common stock in
   connection of Initial Public Offering ...................           --            --         37,248
   Net proceeds from issuance of preferred stock ...........          900         5,458          2,937
                                                                  -------       -------       --------
       Net cash provided by financing activities ...........        1,715         5,492         40,824
                                                                  -------       -------       --------

Net increase (decrease) in cash and cash equivalents .......         (528)        2,093         36,463
Cash and cash equivalents at beginning of year .............          908           380          2,473


Cash and cash equivalents at end of year ...................      $   380       $ 2,473       $ 38,936
                                                                  -------       -------       --------

Supplemental disclosures of cash flow information:
     Interest paid .........................................      $    27       $    17       $      7


Noncash investing and financing activities:
   Issuance of convertible preferred stock in lieu of
     debt repayments .......................................      $    --       $   318       $     --

Issuance of common and preferred stock in exchange for
   notes receivable ........................................      $    --       $   113       $     --



   The accompanying notes are an integral part of these financial statements.

                                   SAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND BUSINESS

        Sage, Inc. was established in California in May 1994 and re-incorporated in Delaware in May 1999. Sage designs, develops and markets digital display processors. Sage offers a family of display signal processing solutions that provide display processing, highly integrated analog-to-digital conversion, signal reformatting and color processing and that are compatible with all commercially available display signal modes and display types. Sage has established a wholly owned subsidiary located in Bangalore, India. In February 2000, Sage incorporated a wholly-owned subsidiary, Finland Merger Sub Inc., and subscribed for all 1000 shares of common stock, par value $0.01. The subsidiary was created with reference to the merger with Faroudja which was completed after the end of the fiscal year. See Footnote 17 on Subsequent Event.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FINANCIAL STATEMENT PRESENTATION

        Certain reclassifications have been made to prior years financial statements to conform to the current year's presentation. These reclassifications had no effect on the prior years' shareholders' equity or net income.

USE OF ESTIMATES

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

CONSOLIDATION

        The financial statements herein presented include the results and financial position of Sage and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

CERTAIN RISKS AND CONCENTRATIONS

        For information on risk and significant customer concentration and credit risk see "Other Factors Affecting our Business" in Item 6 and Note 11 to these footnotes.

FOREIGN EXCHANGE

        The functional currency of Sage is the U.S. dollar and the functional currency of its subsidiary is the Indian rupee.

        Transactions in currencies other than the functional currency are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the functional currency are remeasured using the exchange rate at the balance sheet date. All gains and losses arising from foreign currency transactions and remeasurement of foreign currency denominated accounts are included in the determination of net income in the year in which they occur and were not material for the years ended March 31, 1998, 1999 and 2000.

        The financial statements of the subsidiary company are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, shareholders' equity at the historical rates of exchange, and income and expense amounts at the average monthly exchange rate during the year. The translation differences were not material for the three years ended March 31, 1998, 1999 and 2000.

REVENUE RECOGNITION

        Revenue is recognized upon product shipment except for shipments to distributors with right of return, in which case revenues are deferred until the distributor resells the inventories.

RESEARCH AND DEVELOPMENT

        Research and development costs are expensed as incurred.

CASH AND CASH EQUIVALENTS

        Sage considers all highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. Currently all deposits are in short-term deposit and money market accounts with various banks.

INVENTORIES

        Inventories are stated at the lower of cost, determined on first-in, first-out (referred to as "FIFO") basis, or market value.

PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally of three years.

IMPAIRMENT OF LONG-LIVED ASSETS

        Sage reviews long-lived assets based upon a gross cash flow basis and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. Based on its most recent analysis, Sage believes that there was no impairment of its property and equipment as of March 31, 2000.

INCOME TAXES

        Sage accounts for income taxes under the asset and liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

STOCK-BASED COMPENSATION

        Sage accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (referred to as "APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123 (referred to as "SFAS 123"), "Accounting for Stock-Based Compensation." Under APB 25 and subject to certain conditions, deferred compensation is recognized based on the excess, if any, of the estimated fair market value of Sage's stock on the date of grant and the amount an employee must pay to acquire the stock. Deferred compensation is amortized over the vesting period on an accelerated basic using the model presented in paragraph 24 of FASB Interpretation No. 28. Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are 52%, 27%, 15% and 6%, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        For certain of Sage's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

COMPREHENSIVE INCOME

        In the fiscal year ended March 31, 1999, Sage adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (referred to as "SFAS 130"). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners. For the years ended March 31, 1998, 1999 and 2000, the comprehensive loss did not differ significantly from the net loss.

BASIC AND DILUTED NET LOSS PER SHARE

        Basic net loss per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated using the weighted average number of outstanding shares of common stock plus dilutive common stock equivalents. Shares of common stock that are subject to Sage's right to repurchase are excluded from the basic and diluted net loss per share computations. Options and warrants to purchase shares, and convertible preferred stock outstanding were not included in the computation of diluted net loss per share, as their effect was anti-dilutive for the periods presented. Therefore, both the basic and diluted net loss per share computations resulted in the same number and there were no reconciling items.

RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (referred to as "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal years beginning after June 15, 2000. Sage anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on Sage's results of operations or its financial position.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. Sage does not expect that the adoption of FASB Interpretation No. 44 will have a significant effect on Sage's results of operations or its financial position.

NOTE 3 -- BALANCE SHEET DETAIL (IN THOUSANDS):


---------------------------------------------------------------------------------
                                                                   MARCH 31,
                                                               1999          2000
---------------------------------------------------------------------------------
Accounts receivable:
   Accounts receivable ................................      $   893       $ 3,490
   Less: allowance for doubtful accounts ..............          (89)          (92)
                                                             ---------------------
                                                             $   804       $ 3,398
                                                             ---------------------
Inventories:
   Raw materials ......................................      $    71       $   306
   Finished goods .....................................          341           826
                                                             ---------------------
                                                             $   412       $ 1,132
                                                             ---------------------
Property and equipment:
   Equipment, computers and software ..................      $   725       $ 1,894
   Furniture and fixtures .............................          121            35
   Leasehold improvements .............................           --           114
                                                             ---------------------
                                                                 846         2,043
   Less: accumulated depreciation and amortization ....         (414)         (863)
                                                             ---------------------
                                                             $   432       $ 1,180
                                                             =====================

                                                          MARCH 31,
                                                        1999       2000
                                                        ----       ----
Accrued expenses and other liabilities:
   Margin on deferred sales to distributors ....      $  171      $  176
   Other deferred revenue ......................         169          --
   Accrued compensation costs ..................         512         318
   Reserve for adverse purchases commitment ....          33          --
   Accrued warranty ............................          61          56
   Employee stock purchase plan liabilities ....          --          60
   Payable on development projects .............         192         680
   Commission payable to sales agents ..........          62         182
   Deferred payment for software purchased .....          --         118
   Accrued professional services fees ..........          --         154
   Other accruals ..............................         552         635
                                                      ------------------
                                                      $1,752      $2,379
                                                      ==================


NOTE 4-LINE OF CREDIT:

        As of March 31, 2000, Sage had a credit facility with a bank which allowed Sage to borrow up to $2,000,000 or $600,000 plus 85% of eligible accounts receivable, whichever is less, at an interest rate of 0.5% plus prime rate (9.0% per annum on March 31, 2000). The credit facility expires on June 30, 2000 and is secured by all of Sage's assets. As of March 31, 2000, Sage did not have any borrowings outstanding under the credit facility. The line of credit requires Sage to achieve certain financial ratios and operating results. At March 31, 2000, Sage was in compliance with the covenants.

        In connection with the initial set-up of the credit facility in June 1998, Sage issued six year warrants to subscribe for 25,000 shares of Series D preferred stock at an exercise price of $3.861 per share to the bank in connection with the credit facility received. The warrants were valued at $30,000 which was included as interest expense. The warrants were converted into Common Stock at the time of the initial public offering in November, 1999.

NOTE 5-NOTES PAYABLE:

        In August 1997, Sage issued $500,000 of unsecured redeemable notes bearing interest at 8% per annum, payable quarterly. The Notes carried three year warrants to subscribe for 100,000 shares of Series D preferred stock at $4.80 per share, expiring May 15, 2001. In May 1998, in conjunction with the closing of the Series D round of financing, $310,000 of the Notes, together with $8,000 of accrued interest thereon, were converted into Series D preferred stock, and the remaining notes, together with accrued interest of $6,000, were repaid. Warrants were valued at $50,000, which was included as interest expense. The warrants were converted into Common Stock at the time of the initial public offering in November, 1999.

NOTE 6-INCOME TAXES:

        There was no income tax provision for the years ended March 31, 1998, 1999 and 2000 because operations resulted in pre-tax losses. As of March 31, 2000, Sage had net operating loss carryforwards of approximately $6.1 million for federal income tax purposes. These losses are available to reduce taxable income and expire from 2010 through 2020. Because of certain changes in the ownership of Sage, there is a limitation on the use of certain net operating loss carryforwards of approximately $800,000 per year pursuant to Section 382 of the Internal Revenue Code.

        Deferred tax assets at March 31, 1998, 1999 and 2000 relate primarily to net operating losses, inventory reserves, accruals, and basis differentials in certain assets. A valuation allowance has been provided in an amount equal to these assets due to the uncertainty of their realization.

        The following is an analysis of Sage's deferred tax assets (in thousands):

                                                                   MARCH 31,
                                                       -----------------------------------
                                                         1998          1999          2000
                                                       -------       -------       -------
Net operating loss carryforward .................      $   700       $ 1,895       $ 2,250
Inventory reserve ...............................          258           360           400
Accrued liabilities not currently deductible ....          512           665           970
Fixed and other assets ..........................           --            --           950
                                                       -----------------------------------
                                                         1,470         2,920         4,570
Deferred tax assets valuation allowance .........       (1,470)       (2,920)       (4,570)
                                                       -----------------------------------
                                                       $    --       $   --        $    --
                                                       ===================================

NOTE 7-NET LOSS PER SHARE:

        The following table sets forth the computations of basic and diluted net loss per share for the periods indicated. On October 1, 1999, Sage implemented a three-for-one reverse stock split. Shares and per share amounts have been retroactively re-stated for all periods presented prior to that date. Fully-diluted loss per share is not reported separately as the result would be anti-dilutive.

                                                                       YEAR ENDED MARCH 31,
                                                                ----------------------------------
                                                                 1998          1999          2000
                                                                 ----          ----           ----
                                                            (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Numerator:
Net loss ................................................      $(2,775)      $(4,751)      $(4,595)
                                                               -----------------------------------
Denominator:
Weighted average common stock shares outstanding ........        2,578         2,842         4,544
Less weighted average restricted common stock shares
   subject to the company's repurchase option ...........           --          (461)         (130)
                                                               -----------------------------------
Shares used in computing basic and diluted net loss
   per share ............................................        2,578         2,381         4,414
                                                               -----------------------------------

Basic and diluted net loss per share ....................      $ (1.08)      $ (2.00)      $ (1.04)
                                                               ===================================


NOTE 8-STOCKHOLDERS' EQUITY:

COMMON STOCK

        In November 1999, Sage completed an initial public offering of 3,450,000 shares of Common stock at an initial offering price of $12.00 per share, raising $37.2 million, net of underwriting commission and related expenses.

        As of March 31, 2000 Sage is authorized to issue up to 50,000,000 shares of common stock. Of the shares authorized, 1,497,631 shares of common stock have been reserved for issuance under the Sage's employee stock option plans.

RESTRICTED COMMON STOCK

        Certain shares of common stock were sold to the founders and other investors under the terms of a restricted stock purchase agreement in May 1998. These agreements contain provisions for the repurchase of unvested shares by Sage from individuals who terminate employment prior to full vesting. The common stock repurchase right lapses over a four year period.

        As a condition to the issuance of Series D preferred stock in May 1998, certain founders entered into stock restriction agreements with Sage pursuant to which 1.37 million of the outstanding common shares were restricted and were made subject to monthly vesting (over a 4 year period beginning when the shares were originally issued and ending in April 2000) based on the founders continued employment with Sage. Under the terms of the restricted stock agreement, Sage has the right to repurchase the unvested shares at the original issuance price in the event the founder ceases to be an employee of Sage. Sage recorded deferred stock compensation amounting to $393,000 for the shares covered under the restricted stock agreement. The deferred amount is recognized as compensation expense over the vesting period on an accelerated basis. During the fiscal years ended March 31, 1999 and 2000 such compensation expense included in stock compensation in the statement of operations amounted to $317,000 and $106,274, respectively.

        As of March 31, 2000, Sage had a total of 130,132 shares of common stock subject to repurchase rights.

CONVERTIBLE PREFERRED STOCK

        Between October 1996 and May 1999, Sage issued five rounds of preferred stock at prices ranging from $0.57 to $6.00 per share, aggregating approximately $14.6 million in gross proceeds. In November, 1999, in conjunction with the initial public offering, all shares of preferred stock and related warrants were cancelled and fully-paid common shares issued in lieu, based on the in-the-money value on November 11, 1999.

WARRANTS

        Warrants to subscribe for preferred stock were issued in connection with the issuance of the 8% unsecured redeemable notes, the Series D preferred stock, and a credit facility, respectively. All warrants were converted into shares of fully-paid common stock at the time of the initial public offering based on the in-the-money value of each warrant.

NOTE 9-STOCK OPTIONS:

        In November 1997 the shareholders of Sage approved the 1997 Stock Plan, terminating the prior 1995 Plan and transferring the balance of the option pool from the 1995 Stock Plan to the 1997 Stock Plan. Under the 1997 Stock Plan, nonqualified and incentive stock options may be granted at prices not less than 85% and 100%, respectively, of the fair market value at the date of grant, as determined by the board of directors. However, the option price granted to a person who owns stock greater than 10% of the total combined voting power of all classes of stock of Sage shall not be less than 110% of the fair market value on the date of grant. Options granted under the 1997 Stock Plan vest over five years or at such rate as may be determined by the board of directors. The options are exercisable during the period the participant has the same relationship with Sage as an employee, consultant or outside director as the participant had when the option was granted and within 90 days after the termination of the relationship, but not longer than ten years after the date the option is granted.

        In May 1998 the board of directors repriced all outstanding option grants with an exercise price in excess of $0.57 per share. The number of repriced stock options was 966,320.

        The plans' activities for the years ended March 31, 1998, 1999 and 2000 are as follows:

                                                                     OPTIONS OUTSTANDING
                                        SHARES                      WEIGHTED       AVERAGE
                                       AVAILABLE    NUMBER OF        PRICE         EXERCISE
                                       FOR GRANT     SHARES        PER SHARE        PRICE
                                       ---------    ---------      ---------       --------
                                          (IN THOUSANDS)
Balance at March 31, 1997 .......         292          375        $0.57-$ 3.00      $ 1.02
Increase in option pool, net ....         691           --                  --          --
Options granted .................        (953)         953        $0.57-$ 3.00      $ 2.61
Options canceled ................         218         (218)       $0.57-$ 3.00      $ 3.00
                                       -------------------
Balance at March 31, 1998 .......         248        1,110        $0.57-$ 3.00      $ 1.98
Increase in option pool, net ....         166           --                  --          --
Options granted .................      (1,272)       1,272        $0.57-$ 9.00      $ 0.69
Options exercised ...............          --         (571)       $0.57-$ 3.60      $ 0.57
Options canceled ................         966         (966)       $0.57-$ 9.00      $ 1.11
                                       -------------------
Balance at March 31, 1999 .......         108          845        $0.57-$ 9.00      $ 0.75
Increase in option pool .........         713           --                  --          --
Options granted .................        (799)         799        $1.95-$29.50      $14.11
Options exercised ...............          --         (169)       $0.57-$ 1.05      $ 0.62
Options canceled ................         128         (128)       $0.57-$19.188     $ 5.74
                                       -------------------
Balance at March 31, 2000 .......         150        1,347        $0.57-$29.50      $ 4.01
                                       ===================

        The following table summarizes information about stock options outstanding at March 31, 2000:

                             OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                     -------------------------------------                   -------------------------------------
                                         WEIGHTED AVERAGE
                                            REMAINING          WEIGHTED
      EXERCISE       NUMBER OF OPTIONS     CONTRACTUAL     AVERAGE EXERCISE  NUMBER OF OPTIONS   WEIGHTED AVERAGE
       PRICES           OUTSTANDING            LIFE              PRICES          EXERCISABLE      EXERCISE PRICE
      --------       -----------------   ----------------  ---------------   -----------------   -----------------
                      (IN THOUSANDS)                                           (IN THOUSANDS)
         $0.56               485                8.17              $0.57               196              $0.57
         $1.05                34                8.42              $1.05                10              $1.05
         $1.50                62                8.83              $1.50                16              $1.50
         $1.95                22                8.92              $1.95                 6              $1.95
         $5.10                 9                9.08              $5.10                --              $5.10
         $7.98               347                9.25              $7.98                 9              $7.98
         $9.00                63                9.25              $9.00                10              $9.00
        $19.19                18                9.75             $19.19                --             $19.19
        $19.94               199                9.92             $19.94                 5             $19.94
        $22.56                38                9.83             $22.56                --             $22.56
        $29.50                70                9.83             $29.50                --             $29.50
  $0.56-$29.50             1,347                9.30              $8.22               252              $1.67


STOCK-BASED COMPENSATION

        During the fiscal year ended March 31, 2000, Sage granted options for the purchase of 798,863 shares of common stock to employees at a weighted average exercise price of $14.11 per share based on fair market value at date of grant. For the prior year ended March 31, 1999, Sage recognized deferred compensation of $2,216,000 related to options repriced or deemed to have been granted below fair market value. The estimates of the fair value of common stock used to calculate deferred compensation ranged from $2.40 per share in April 1998 to $4.26 per share in March 1999. These estimates were based on several factors including the per share price of the Series D and E preferred stock issuances, discounts to reflect the value of the preferences and improved operating results of the company over that period. In addition, the company recorded deferred compensation of $393,000 related to restrictions placed on common shares of founders as described in Note 8 above. Such deferred compensation is being amortized on an accelerated basis over the vesting period, generally four years. The amortization of deferred compensation for the years ended March 31, 1999 and 2000 amounted to $1,596,000 and $641,000, respectively.

        The stock-based compensation from stock options and restricted stock for the three years ended March 31, 2000 has been allocated across the relevant functional expense categories in the statement of operations as follows:

                                                                       YEAR ENDED MARCH 31,
                                                                            IN THOUSANDS
                                                                    ---------------------------
                                                                    1998        1999      2000
                                                                    ----      ------      ----
Research and development .....................................        --      $  638      $256
Selling, general and administration ..........................        --         958       385
                                                                    --------------------------
                                                                     $--      $1,596      $641
                                                                    ==========================


        Had compensation cost for Sage's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS 123, the effect on fiscal 1998 and 1999 net results would have been immaterial; the effect on fiscal 2000 net results would have been to increase the net loss to $7,104,000 and the net loss per share to $1.61. The fair value of each option grant during the fiscal years ended March 31, 1998, 1999 and 2000 is estimated on the date of grant using the Black-Scholes method with the following assumptions: dividend yield of 0, risk-free interest rate of 5.95%

4.96% and 7.1%, respectively, a weighted average expected option term of five years, and a volatility factor of 0 prior to the IPO and 78.0% after the IPO. The weighted average value per share under SFAS 123 of options granted during the fiscal years 1998, 1999 and 2000 were $0.37, $1.71, and $9.06, respectively.

NOTE 10 -- 1999 EMPLOYEE STOCK PURCHASE PLAN:

        Sage's 1999 Employee Stock Purchase Plan qualifies as an "employee stock purchase plan" under Section 423 of the Code and provides Sage's employees with an opportunity to purchase common stock through payroll deductions. Under the 1999 Employee Stock Purchase Plan, Sage's board of directors or a committee designated by the board from time to time shall grant to eligible employees the right to participate in an offering of common stock under the employee stock purchase plan during certain offering periods. Sage expects that on the first day of each offer period, a participating employee will be granted purchase rights which are a form of option to be automatically exercised on the forthcoming exercise dates within the offer period during which deductions will be made from the pay of the participants. When a purchase right is exercised, the participant's withheld salary will be used to purchase shares of Sage's common stock. The price per share at which shares of common stock in Sage are to be purchased under the 1999 Employee Stock Purchase Plan during any offering period will be the lesser of:

        - 85% of the fair market value of Sage's common stock on the date of the grant of the option (the commencement of the offer period); or

        - 85% of the fair market value of Sage's common stock on the exercise date.

        All of Sage's employees whose customary employment is for more than five months in any calendar year and more than 20 hours per week are eligible to participate. Employees subject to the rules or laws of a foreign jurisdiction that prohibit or make impractical the participation of such individuals in the plan are not eligible to participate. Certain additional limitations on the amount of common stock which may be purchased during any calendar year are imposed by the Code. The 1999 Employee Stock Purchase Plan is administered by board of directors or a committee designated by the board, which shall have the authority to administer the employee stock purchase plan and to resolve all questions relating to its administration.

NOTE 11-EMPLOYEE BENEFITS PLAN:

        Sage has a salary savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pretax salary, but not more than statutory limits. There were no matching contributions for the years ended March 31, 1998, 1999 and 2000.

NOTE 12-SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

        Three customers represented 44%, 20% and 17% of revenues for the year ended March 31, 1998. One customer represented 49% of revenues for the year ended March 31, 1999. Two customers represented 29% and 10% of revenues for the year ended March 31, 2000. Three customers represented 25%, 15% and 13% of the accounts receivable balance at March 31, 1999. Four customers represented 19%, 17%, 13% and 11% of the accounts receivable balance at March 31, 2000.

        Financial instruments that potentially subject Sage to significant concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Ongoing credit evaluations are performed and reserves for potential credit losses are maintained. Certain sales were made under letters of credit, which further reduces Sage's overall credit risk.

NOTE 13-SEGMENT AND GEOGRAPHIC INFORMATION:

        Sage operates in one reportable segment consisting of the development and sales of display processors and accompanying software to support the display industry.

        Sage has operations in the United States and India. The India operation was established in January 1996. The results of the India operation for the years ended March 31, 1998, 1999 and 2000 and its total assets as of the respective dates were not material to Sage's consolidated financial statements.

        Sage sells its products primarily in the United States and to the Asia Pacific region. Revenues by geographic location based on the country of the customer were as follows (in thousands):

                             YEAR ENDED MARCH 31,
                       --------------------------------
                         1998         1999         2000
                       ------      -------      -------
United States ........ $1,495      $ 2,131      $ 4,100
Taiwan ...............     --        3,535          543
Japan ................     --           --        8,978
Korea ................     --        1,365        1,231
Rest of the world.....     --          101        3,028
                       --------------------------------
                       $1,495      $ 7,132      $17,881
                       ================================


NOTE 14-COMMITMENTS:

        Sage leases its facilities under non-cancelable operating leases which expire on various dates through September 2000. Future minimum lease payments amount to $120,000 payable in the fiscal year ended March 31, 2001.

        Total rent expenses under operating leases for fiscal years 1998, 1999 and 2000 were $84,000, $150,000, and $237,000 respectively.

        In April, 2000, Sage entered into a lease agreement for a 47,000 square feet facility in Milpitas, California. The lease, which runs for twelve years requires Sage to pay rent equal to $2.47 per square foot, per month, subject to an annual increase of 2.5%. Sage intends to sublease approximately half of the rented space to a third party until required for expansion purposes. Total rental commitments under the terms of the lease amount to $19.7 million over twelve years through June 30, 2012.


NOTE 15 - LITIGATION:

        From time to time Sage is subject to legal proceedings and claims with respect to such matters as patents, product liabilities, and other actions arising out of the normal course of business. Sage does not believe that there is currently any litigation matter outstanding which could have a material adverse effect on the operations and financial condition of the Company.

NOTE 16 - RELATED PARTY TRANSACTIONS:

Private Placement Transactions

        Since Sage's inception, Sage has issued certain shares of its preferred stock to directors, and 5% stockholders in the private placement transactions described below:

        - an aggregate of 886,666 shares of Series A preferred stock at $0.57 per share on September 20, 1996 to investors including 366,916 shares to N. Damodar Reddy and 129,500 shares to Michael
                A. Gumport; and

        - an aggregate of 1,534,962 shares of Series D preferred stock at $3.861 per share from May 1, 1998 to August 31, 1998 to investors, including 647,500 shares to entities affiliated with the Investar Group of which Kenneth Tai is a principal.

        Sage also issued an aggregate of 312,333 shares of common stock for $3.00 per share in a private placement of shares in 1997, including 28,666 shares of common stock to Chandrashekar M. Reddy on June 30, 1997.

        From May 1, 1998 to May 15, 1998 Sage issued warrants to purchase an aggregate of 166,192 shares of Series D preferred stock at an exercise price of $3.861 to investors, including entities affiliated with the Investar Group. These warrants were converted into shares of common stock at the time of the company's initial public offering.

NOTE 17 - MERGER WITH FAROUDJA:

        On February 18, 2000 Sage and Faroudja, Inc. agreed to merge in a transaction to be accounted for as a purchase. The total purchase price of $154.7 million included the issuance of Sage Common Stock valued at $133.9 million, the assumption of Faroudja stock options and warrants valued at $16.8 million and estimated direct transaction costs of $4.0 million. On June 7, 2000, shareholders of Sage and Faroudja approved the Merger Agreement between the companies, under which shareholders of Faroudja received 0.285 shares of Sage Common Stock for every share held. Based on the value of Sage stock on June 7, 2000 the purchase price of Faroudja would have been approximately $64 million, In compliance with US GAAP, Sage is required to value the transaction at $154.7 million based on the price of Sage stock on the date the proposal was originally announced.

       Sage has conducted an independent appraisal of the acquired business and based on the unaudited financial statements of Faroudja as of June 7, 2000, intends to allocate the purchase price as follows:

                                             AMOUNT        ANNUAL      USEFUL
                                          IN THOUSANDS  AMORTIZATION    LIFE
                                          ------------  ------------   ------
                                                       IN THOUSANDS
Purchase Price Allocation:
   Tangible net assets                      $ 25,652          N/A          N/A
   Intangible assets acquired:
    Developed technology                       5,000      $ 1,000      5 years
    Trademark and trade name                   2,500          500      5 years
    Assembled workforce                          940          188      5 years
    Customer list                              2,800          933      3 years
    Goodwill                                 110,626       22,124      5 years
   In-process research and development         7,200          N/A          N/A
                                            --------      -------
Total  purchase price                       $154,718      $24,745

        The table below reflects the unaudited pro-forma combined results of Sage and Faroudja, as if the merger had taken place at the beginning of fiscal years ended March 31, 2000 and 1999. The pro-forma information includes certain adjustments including the elimination of intercompany transactions, and non-cash charges for amortization of intangibles amounting to $23.0 million and $16.9 million for the fiscal years ended March 31, 2000 and 1999, respectively. The pro-forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                          YEARS ENDED MARCH 31, 2000
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     -------------------------------------
                                            2000           1999
                                          --------       --------
Net sales                                 $ 31,841       $ 18,478
Net loss                                   (27,824)       (33,166)
Net loss per share:
    Basic and diluted                     $  (2.63)      $  (4.12)
Weighted average shares outstanding:
    Basic and diluted                       10,563          8,057

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2000.

                                     SAGE, INC.

                                     By: /s/ CHANDRASHEKAR REDDY
                                         ---------------------------------------
                                          Chandrashekar Reddy
                                          Chairman, President and Chief
                                          Executive Officer

                                POWER OF ATTORNEY

   Know all men by these presents, that each person whose signature appears below constitutes and appoints Chandra Reddy and Simon P Westbrook, jointly and severally, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereor.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     NAME                                         TITLE                            DATE
                     ----                                         -----                            ----
           /s/ CHANDRASHEKAR REDDY                   (Director, Chairman, President and        June 27, 2000
--------------------------------------------              Chief Executive Officer)
             Chandrashekar Reddy

             /s/ SIMON WESTBROOK                        (Vice President -- Finance)            June 27, 2000
--------------------------------------------   (Principal Financial and Accounting Officer)
               Simon Westbrook

              /s/ DAMODAH REDDY                                 (Director)                    June 27, 2000
--------------------------------------------
                Damodah Reddy

             /s/ MICHAEL GUMPORT                                (Director)                    June 27, 2000
--------------------------------------------
               Michael Gumport

               /s/ KENNETH TAI                                  (Director)                    June 27, 2000
--------------------------------------------
                 Kenneth Tai

             /s/ GLENN MARSCHEL                                 (Director)                    June 27, 2000
--------------------------------------------
               Glenn Marschel

                                EXHIBIT INDEX

    EXHIBIT
    NUMBER        DESCRIPTION
    ------        -----------
     2.1**       Agreement and Plan of Merger and Reorganization dated as of
                 February 18, 2000 by and between the Company, Faroudja, Inc.
                 and Finland Merger Sub, Inc.

     3.1*        Certificate of Incorporation of the Company

     3.2*        Bylaws of the Company

     4.1*        Reference is made to Exhibit 3.1

     4.2* Series D Investors' Rights Agreement dated May 1, 1998 with certain Investors

     4.3* Series E Investors' Rights Agreement dated May 1, 1999 with certain Investors

     4.4*        Faroudja Laboratories, Inc. Investors' Rights Agreement dated
                 July 27, 1999

     4.5*        Form of Stock Certificate of the Company

     10.1* Form of Indemnification Agreement between the Company and each of its Officers and Directors

     10.2**      Amended and Restated 1999 Stock Option Plan

     10.3***     1999 Employee Stock Purchase Plan

     10.4*       Faroudja Laboratories, Inc. Joint Development and License
                 Agreement dated July 27, 1997

     10.5*       Master Distributor Agreement with Avnet, Inc.

     10.6*       Authorized Reseller Agreement with Reptron Electronics, Inc.

     10.7*       Authorized Reseller Agreement with Jaco Electronics, Inc.

     10.8*       Hardware Distribution Agreement with Bell Microproducts, Inc.

     10.9*       Form of Representative Agreement

     10.10*      Credit Agreement with General Bank

     21.1*       List of Subsidiaries

     23.1        Consent of PricewaterhouseCoopers LLP

     27.1        Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-86173.

** Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-34812.

*** Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-92811.