Form 10-Q
period 2000-06-30
SAGE INC/CA
filed 2000-08-14
CIK 1063662

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-Q

                              --------------------

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of August 10, 2000, there were 14,124,994 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

===============================================================================

                                    SAGE INC

                                      INDEX

                                                                                                    PAGE
                                                                                                    -----
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2000 and March 31, 2000 (unaudited)               3

          Consolidated  Statements of Operations for the three months ended June 30, 2000 and
            1999 and March 31, 2000 (unaudited)                                                        4

          Consolidated  Statements of Cash Flows for the three months ended June 30, 2000 and
            1999 (unaudited)                                                                           5

          Consolidated Statement of Stockholders' Equity for the three months ended June 30,
            2000 (unaudited)                                                                           6

          Notes to Consolidated Financial Statements (unaudited)                                       7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risks                                 14

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                                           23

Item 2.   Changes in Securities and Use of Proceeds                                                   23

Item 3.   Defaults Upon Senior Securities                                                             23

Item 4.   Submission of Matters to a Vote of Security Holders                                         23

Item 5.   Other Information                                                                           23

Item 6.   Exhibits and Reports on Form 8-K                                                            23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                   SAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)

                                     ASSETS

                                                                JUNE 30,        MARCH 31,
                                                                  2000             2000
                                                                ---------       ---------
Current assets:
       Cash and cash equivalents                                $  55,950       $  38,936
       Accounts receivable, net                                     6,191           3,398
       Inventory                                                    1,944           1,132
       Prepaids & other assets                                        858             765
                                                                ---------       ---------
             Total current assets                                  64,943          44,231

Property & equipment, net                                           2,116           1,180
Other non-current assets                                            1,162              --
Goodwill & other intangibles, net                                 120,302              --
                                                                ---------       ---------
              Total assets                                      $ 188,523       $  45,411
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                         $   3,785       $   1,755
       Accrued expenses and other liabilities                       7,528           2,379
                                                                ---------       ---------
              Total current liabilities                            11,313           4,134
                                                                ---------       ---------

Stockholders' equity:
       Common stock, $0.01 par value; 50,000,000 shares               141             105
          authorized; 14,100,000 and 10,467,000 issued and
          outstanding
       Additional paid-in capital                                 199,774          54,889
       Notes receivable from stockholders                             (58)            (75)
       Deferred compensation related to stock
             options and restricted stock                            (284)           (372)
       Accumulated deficit                                        (22,363)        (13,270)
                                                                ---------       ---------
              Total stockholders' equity                          177,210          41,277
                                                                ---------       ---------
              Total liabilities & stockholders' equity          $ 188,523       $  45,411
                                                                =========       =========



   The accompanying notes are an integral part of these financial statements.

                                   SAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                  ----------------------------------------
                                                                    JUNE 30,      MARCH 31,       JUNE 30,
                                                                     2000           2000           1999
                                                                   --------       --------       --------
Revenue                                                            $  6,476       $  5,594       $  3,775

Cost of revenue                                                       3,358          2,877          2,443
                                                                   --------       --------       --------
Gross profit                                                          3,118          2,717          1,332
                                                                   --------       --------       --------
Operating expenses:

     Research and development                                         1,439          1,263            715

     Charge for in-process technology                                 7,200             --             --

     Selling, general and administration                              2,636          2,048          1,058

     Amortization of intangibles                                      1,501             --             --

     Stock compensation                                                  88            127            202
                                                                   --------       --------       --------
                Total operating expenses                             12,864          3,438          1,975
                                                                   --------       --------       --------
Loss from operations                                                 (9,746)          (721)          (643)

Interest and other income (expense), net                                653            573             26
                                                                   --------       --------       --------
Net loss                                                           $ (9,093)      $   (148)      $   (617)
                                                                   ========       ========       ========
Net loss per share; primary and diluted                            $  (0.83)      $  (0.01)      $  (0.24)
                                                                   ========       ========       ========
Number of primary shares used in computing
     net loss per share                                              10,997         10,309          2,619



   The accompanying notes are an integral part of these financial statements.

                                   SAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                        2000             1999
                                                                      ---------       ---------
Cash flows from operating activities:
     Net loss                                                         $  (9,093)      $    (617)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
           Charge for in-process technology                               7,200              --
           Depreciation                                                     177              69
           Amortization                                                   1,564
           Stock compensation                                                88             202
           Warrant Expense                                                   --               4
           Changes in assets and liabilities:
             Accounts receivable                                         (1,072)           (429)
             Inventories                                                    817             250
             Prepaid expenses and other assets                               96              18
             Accounts payable                                             1,526              (6)
             Accrued expenses and other liabilities                      (1,590)              71
                                                                      ---------       ---------
                   Net cash (used) in operating activities                (287)            (438)
                                                                      ---------       ---------

Cash flows from investing activities:
     Acquisition of property and equipment                                 (259)           (551)
     Acquisition of other non-current assets                             (1,162)             --
     Net cash acquired with Faroudja                                     18,667              --
                                                                      ---------       ---------
                   Net cash provided (used) in investing activities      17,246            (551)
                                                                      ---------       ---------
Cash flow from financing activities:
     Payment received from shareholder for notes                             17              --
     Proceeds from issuance of common stock upon
         exercise of stock options                                           38              --
     Net proceeds from issuance of preferred stock                           --           2,904
                                                                      ---------       ---------
                   Net cash provided by financing activities                 55           2,904
                                                                      ---------       ---------

Net increase in cash and cash equivalents                                17,014           1,915
Cash and cash equivalents at beginning of period                         38,936           2,473
                                                                      ---------       ---------
Cash and cash equivalents at end of period                            $  55,950       $   4,388
                                                                      =========       =========
Non-cash investing and financing activities:
     Issuance of common stock in connection with
         acquisition of Faroudja Laboratories, Inc.                   $ 144,883       $      --
                                                                      =========       =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   SAGE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (IN THOUSANDS, UNAUDITED)

                                                                                        DEFERRED
                                                                           NOTES      COMPENSATION
                                     COMMON STOCK        ADDITIONAL      RECEIVABLE   RELATED TO
                                   ------------------      PAID-IN          FROM         STOCK         ACCUMULATED
                                   SHARES      AMOUNT      CAPITAL       STOCKHOLDERS   OPTIONS          DEFICIT         TOTAL
                                   ------     ---------   -----------    ------------  ------------     ----------     ----------
Balance at March 31, 2000..        10,468     $     105     $  54,889     $     (75)     $    (372)     $ (13,270)     $  41,277

Issuance of common stock
   upon exercise of stock
   options ................            76             1            37            --             --             --             38

Issuance of common stock in
   connection with
   acquisition of Faroudja
   Laboratories, Inc. .....         3,556            35       144,848            --             --             --        144,883

Repayment of Notes
   receivable .............            --            --            --            17             --             --             17

Amortization of deferred
   compensation related to
   stock options and
   restricted stock .......            --            --            --            --             88             --             88

Net loss ..................            --            --            --            --             --         (9,093)        (9,093)
                                   ------     ---------     ---------     ---------      ---------      ---------      ---------
Balance at June 30, 2000 ..        14,100     $     141     $ 199,774     $     (58)     $    (284)     $ (22,363)     $ 177,210
                                   ======     =========     =========     =========      =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                                   SAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with our financial statements and notes thereto for the three years ended March 31, 2000 that are included in our S-1 Registration Statement filing with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results of the interim periods presented. The results of operations presented for the periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

3. MERGER WITH FAROUDJA

        On February 18, 2000 Sage and Faroudja, Inc. agreed to merge in a transaction to be accounted for as a purchase. The total purchase price of $154.7 million included the issuance of Sage Common Stock valued at $133.9 million, the assumption of Faroudja stock options and warrants valued at $16.8 million and estimated direct transaction costs of $4.0 million. On June 7, 2000, shareholders of Sage and Faroudja approved the Merger Agreement between the companies, under which shareholders of Faroudja received 0.285 shares of Sage Common Stock for every share held. Based on the value of Sage stock on June 7, 2000 the purchase price of Faroudja would have been approximately $64 million. In compliance with US GAAP, Sage is required to value the transaction at $154.7 million based on the price of Sage stock on the date the proposal was originally announced.

       The allocation of purchase price, based in part upon an independent appraisal was as follows:

                                                              ANNUAL
                                                AMOUNT      AMORTIZATION   USEFUL
                                             IN THOUSANDS  IN THOUSANDS     LIFE
                                             ------------  -------------   ------
Purchase Price Allocation:
   Tangible net assets                         $ 25,652          N/A        N/A
   Intangible assets acquired:
      Developed technology                        5,000     $  1,000       5 years
      Trademark and trade name                    2,500          500       5 years
      Assembled workforce                           940          188       5 years
      Customer list                               2,800          933       3 years
      Goodwill                                  110,626       22,124       5 years
   In-process research and development            7,200          N/A         N/A
                                               --------     -------
Total  purchase price                          $154,718     $ 24,745
                                               ========     ========

        Based on the results of this valuation, Sage reported a charge of $7.2 million for the write off of in-process technology, and approximately $1.6 million for amortization of intangibles for the three months ended June 30, 2000. The table below reflects the unaudited pro-forma combined results of Sage and Faroudja, as if the merger had taken place at the beginning of the three months ended June 30, 2000 and 1999. The pro-forma information includes certain adjustments including non-cash charges for amortization of intangibles amounting to $6.2 million for the three months ended June 30, 2000 and 1999, respectively, and excluding the charge of $7.2 million of in-process technology. The pro-forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies. The number of shares used in June 1999 does not reflect the conversion of Preferred Stock into Common Stock in conjunction with Sage's IPO in November 1999.

                                               THREE MONTHS ENDED JUNE 30,
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           -------------------------------------
                                                   2000              1999
                                                 --------         ---------
     Net sales                                   $  8,143         $  7,084
     Net loss                                     (10,019)          (7,525)
     Net loss per share:
         Basic and diluted                       $  (0.74)        $  (1.22)
     Weighted average shares outstanding:
         Basic and diluted                         13,586            6,175


4. INVENTORIES

    Inventories consisted of the following (in thousands):

                                             June 30, 2000      March 31, 2000
                                             -------------      --------------
     Raw materials                                $  756             $  306
     WIP                                             921                 --
     Finished goods                                  267                826
                                                  ------             ------
     Total                                        $1,944             $1,132
                                                  ======             ======


5. SEGMENT INFORMATION

   Sage operates in one reportable segment which is the development and sale of display processor integrated circuits ("ICs") and related circuit boards, systems, and accompanying software to support the display industry.

   Sage has operations in the United States and India. The India operation was established in January 1996. The results of the India operation for the three months ended June 30, 2000 and 1999 and its total assets as of the respective dates were not material to Sage's consolidated financial statements.

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

   In the three months ended June 30, 2000, we started shipping the first of our new Jaguar family of display processors based on a highly integrated .25 micron architecture. These products included the Jaguar D serving the digital interface market and Jaguar 200 serving the analog interface market and Sage intends too introduce additional products in the Jaguar range over the coming year, including the Jaguar V targeted at the television and DVD market. Sage expects that its customers will switch from the older Cheetah products to the replacement Jaguar products over the next twelve months as they upgrade their product offerings.

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

    In July 1999, we entered into a joint development agreement with Faroudja Inc. in exchange for a limited exclusive license to certain of Faroudja's decoding, deinterlacing and image enhancement technologies. The working relationship that developed under this agreement encouraged us to pursue a closer relationship with Faroudja and on February 18, 2000 Sage and Faroudja agreed to merge in a transaction to be accounted for as a purchase. The total purchase price of $154.7 million included the issuance of Sage Common Stock valued at $133.9 million, the assumption of Faroudja stock options and warrants valued at $16.8 million and estimated direct transaction costs of $4.0 million. On June 7, 2000, shareholders of Sage and Faroudja approved the Merger Agreement between the companies, under which shareholders of Faroudja received 0.285 shares of Sage Common Stock for every share held. Based on the value of Sage stock on June 7, 2000 the purchase price of Faroudja would have been approximately $64 million. In compliance with US GAAP, Sage is required to value the transaction at $154.7 million based on the price of Sage stock on the date the proposal was originally announced. As a result of the products and technology acquired in this transaction, we have significantly strengthened our position in the consumer display market with system level products targeted at the home theater and broadcast markets, and the potential for a range of new IC products to be developed to serve the growing television, DVD and internet appliance markets.


RESULTS OF OPERATIONS

   The following tables set forth, for the periods indicated, certain condensed consolidated statement of operations data reflected as a percentage of revenues. Our results of operations are reported as a single business segment.

                                                              THREE MONTHS ENDED
                                                       -------------------------------
                                                       JUNE 30,    MARCH 30,   JUNE 30,
                                                         2000        2000       1999
                                                       -------     ---------   --------
Revenues                                                100.0%      100.0%     100.0%
Cost of revenues                                         51.9        51.4       64.7
                                                       ------      ------      -----
Gross margin (loss)                                      48.1        48.6       35.3

Operating expenses:
   Research and development                              22.2        22.6       18.9
   Charge for in-process technology                     111.2          --         --
   Selling, general and administration                   40.7        36.6       28.0
    Amortization of Intangibles                          23.2          --         --
   Stock compensation expense related to options          1.4         2.3        5.4
                                                       ------      ------      -----
     Total operating expenses                           198.6        61.5       52.3
                                                       ------      ------      -----

Loss from operations                                   (150.5)      (12.9)     (17.0)
Interest income (expense), net                           10.1        10.2        0.7
                                                       ------      ------      -----
Net loss                                               (140.4)%      (2.7)%    (16.3)%
                                                       ======      ======      =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

   Revenues. Our total revenues were $6.5 million and $3.8 million in the three months ended June 30, 2000 and 1999, respectively, representing an increase of 71.6%. Revenues from our digital display processor IC product line increased by 180.5% between the June 2000 and 1999 quarters as a result of additional customer design wins and the addition of the Cheetah 4 to our IC product range. As a result of the rapid growth in IC sales, revenues from IC products increased from 34.9% of total revenues in the three months ended June 30, 1999 to 57.2% of total revenues in the three months ended June 30, 2000. Revenues from sales of our circuit board, systems, and other products increased by 12.9% to $2.8 million in the three months ended June 30, 2000, compared to $2.5 million in the three months ended June 30, 1999. We expect sales of digital display processor IC products to grow faster than circuit board and other products in future periods. Revenues from two customers, NEC and Morey Corporation accounted for 25.9% and 11.7%, respectively, of total revenues for the three months ended June 30, 2000.

   Gross margin. Our gross margin was 48.1% and 35.3% for the three months ended June 30, 2000 and 1999, respectively. The increase in gross margin for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was due to an increasing proportion of higher margin IC products being sold in the three months ended June 30, 2000, compared to lower margin circuit board, system and other products.

   Research and development. Our research and development expenses were $1.4 million and $0.7 million for the three months ended June 30, 2000 and 1999, respectively. Research and development expenses represented 22.2% and 18.9% of revenues for the three months ended June 30, 2000 and 1999, respectively. Our research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling which can fluctuate significantly from period to period as a result of our product development cycles. The increase in spending on purchased materials, designs and tooling is attributable to the development of the new range of Jaguar products to be completed and launched later this year. We expect similar increases in future quarterly research and development expenses as we increase product development efforts in connection with our next generation of semiconductors, and focus on developing the Faroudja technology.

   Charge for in-process technology On June 7, 2000, shareholders of Sage and Faroudja approved the Merger Agreement between the companies, in a purchase transaction valued at $154.7 million. We intend to incorporate Faroudja's technologies into our proprietary display processing solutions to create a video solution for the mass television market by combining Faroudja's decoding, deinterlacing and image algorithms with our technology. The acquired in-process technology was valued at $7.2 million, and we recorded an expense of this amount during the three months ended June 30, 2000. We have completed approximately five percent of the work involved to date and the project is proceeding according to our expectations. Faroudja has delivered the licensed technology, executed several design transfers and conducted meetings with us as required by the agreement. In addition, we have also met with Faroudja to discuss the architecture and specifications for our video display processor, and we hope to complete the architecture and specifications in the fourth quarter of fiscal year 2001. We estimate incurring costs within the range of $1.5 to $2.5 million to complete the product incorporating the in-process technology acquired from Faroudja. We will expense the costs incurred prior to establishing technological feasibility as those costs are incurred. Our successful development of the product is uncertain due to the challenges of integrating our technology with the Faroudja technology. If we fail to successfully develop the product on a timely basis, the introduction of new products could be prevented or delayed and ultimately decrease our ability to compete for new business. Such failure would negatively impact our future revenues and net income. We have not to date encountered any deviations from our cost projections, and we expect to introduce the new semiconductor in November of 2001.

   Selling, general and administration. Selling, general and administration expenses were $2.6 million and $1.1 million for the three months ended June 30, 2000 and 1999, respectively. Our selling, general and administration expenses consist primarily of compensation and personnel related expenses and commissions paid to independent sales representatives. The compensation and personnel related expenses increased from $680,000 for the three months ended June 30, 1999 to $776,000 for the three months ended June 30, 2000. Commissions paid to independent sales representatives were 13.2% and 14.0% of selling, general and administration expenses for the three months ended June 30, 2000 and 1999, respectively. As a percentage of revenues, our selling, general and administration expenses increased to 40.7% of revenues for the three months ended June 30, 2000 as compared to 28.0% of revenues for the three months ended June 30, 1999. This increase in selling, general and administration expenses in proportion to revenues was largely the result of increased promotional activities in support of the new Jaguar product development and introduction, and inclusion of Faroudja personal and facilities from June 8, 2000.

   Amortization of intangibles As a result of the purchase transaction noted above, we recorded $121.9 million of intangibles which will be amortized over the expected useful lives of between three and five years. In the 23 day period from date of acquisition through June 30, 2000, we amortized approximately $1.5 million, and expect to amortize $6.2 million per quarter in subsequent periods.

   Stock compensation. Stock compensation expenses amounted to $88,000 and $202,000, for the three months ended June 30, 2000 and 1999, respectively. Deferred compensation, representing the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant, is amortized on an accelerated basis as the options vest.

   Interest and other income and (expense), net Net interest and other income increased from $26,000 in the three months ended June 30, 1999 to $653,000 in the three months ended June 30, 2000. This increase results from the investment of the proceeds of the IPO in November 1999 into interest bearing accounts.

   Provision for income taxes. We incurred operating losses for the three months ended June 30, 2000 and 1999 and therefore had no provision for income tax in either period. As of March 31, 2000, we had $6.1 million in net operating losses which are available to offset future taxable income. If not used, the net operating losses expire between 2010 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have satisfied our liquidity requirements principally through the issuance and sale of private equity securities, totaling approximately $17.7 million, and an initial public offering in November 1999, which raised approximately $37.3 million, net of fees and expenses. During the three months ended June 30, 2000, we used $0.3 million, for operating activities, primarily due to operating losses and increased working capital requirements relating to sales increases and Faroudja activities. Net cash arising from investing activities was $17.2 million for the three months ended June 30, 2000, principally due to the cash balance of $18.7 million acquired with Faroudja. Net cash provided from financing activities was negligeable.

    As a result of the growth of IC sales in the three months ended June 30, 2000, and full-capacity limitations at the Sage's foundry partners, we experienced certain difficulties in ensuring a regular flow of IC inventory purchases when required. This lead to a run-down of inventory, bunching of shipments, and delays in meeting a number of sales orders until near the end of the quarter and resulting low inventory and high receivables at June 30, 2000.

   As of June 30, 2000, we had $56.0 million in cash and cash equivalents. In addition, we had a $2.0 million credit facility under which no borrowings had been made. As of June 30, 2000, we had committed to approximately $1.2 million of capital expenditure commitments in connection with new leasehold office premises. We also expect to pay in the three months ended September 30, 2000 certain fees and expenses related to the Faroudja acquisition of approximately $4.0 million. We believe that our existing cash resources and credit facility will be sufficient to meet our capital requirements through the next twelve months. However, we could be required or could choose to raise additional capital during the next twelve months. Our future capital requirements will depend on many factors, including the rate of revenue growth, profitability, timing and extent of spending to support research and development programs, expansion of selling and marketing and administrative activities, timing or introductions of new products and product enhancements and market acceptance of our products. We expect that we may need to raise additional equity or debt financing in the future, although we are not currently negotiating for additional financing nor do we have any plans to obtain additional financing following our initial public offering. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development, selling and marketing activities, which could harm our business, financial condition and results of operations. In the event that we do raise additional equity financing, investors in this offering will be further diluted.

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

                         RISKS RELATED TO OUR OPERATIONS

EFFECTIVE JUNE 8, 2000, SAGE MERGED WITH FAROUDJA LABS AND MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE FAROUDJA AND ACHIEVE THE BENEFITS EXPECTED TO RESULT FROM THE MERGER.

   Following the merger, Sage and Faroudja will have to integrate their operations. The integration will require significant efforts from each company, including the coordination of their research and development and sales and marketing efforts. Faroudja personnel may leave Faroudja because of the merger. Faroudja customers, distributors or suppliers may terminate their arrangements with Faroudja, or demand amended terms to those arrangements. Sage management, including Faroudja management who become part of the Sage management team, may have their attention diverted while trying to integrate the two companies. Such diversion of management's attention or difficulties in the transition process could have an adverse impact on the combined operations. If Sage is not able to successfully integrate the operations of Faroudja, Sage's expectations for its future results of operations may not be met.

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

   Sage is dependent on a limited number of large customers. The combined company will, in the foreseeable future, also be dependent on a limited number of large customers for a substantial portion of its revenues. For the three months ended June 30, 2000, sales of Sage's products to NEC Corporation and the Morey Corporation accounted for 25.9% and 11.7%, respectively, of our revenues. As a result of customer concentration any one of the following factors could significantly impact the total revenues for the combined company:

     o a significant reduction, delay or cancellation of orders from one or more of the combined company's key customers; or

     o a decision by one or more significant customers to select products manufactured by a competitor, or its own internally developed solution, for inclusion in future product generations.

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

   Sage's display processors, Faroudja's video processing ASICs and the chips that will be produced by the combined company are complex products and are designed to be incorporated into digital and high definition display devices which are themselves complex. Although the products are, and will be, thoroughly tested, design and manufacturing defects may not be discovered during the manufacturing and testing process and may only be discovered when the finished products are connected to a signal source. Consequently, customers may discover errors or defects in hardware or software after large quantities of products have been fully incorporated into customers' digital and video display devices. To date, however, neither Sage's customers nor Faroudja's customers have, to the knowledge of either company, discovered errors or defects in their products. A small number of Sage's customers have returned products because the product design did not meet their needs. If customers of Sage, Faroudja or the combined company were to discover errors or defects that may be identified after a device is connected to a signal source, the selling company could experience:

     o    loss of or delay in revenues and loss of market share;

     o    loss of customers;

     o    failure to achieve market acceptance;

     o    diversion of development resources;

     o    increased warranty costs;

     o    customer legal actions; and

     o    increased insurance costs.

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

   A substantial portion of Faroudja's revenues have been derived from sales of products that address the home theater and commercial presentation markets. Certain of Faroudja's current products and future product plans address markets that are not now and may never become substantial commercial markets. The combined company's future growth will depend, in large part, on the combined company's ability to identify new markets for its products and to apply its products and technology to evolving markets and applications. There can be no assurance that these markets will become substantial commercial markets or that the combined company's products will achieve market acceptance in those markets. There can be no assurance that new display technologies will be successful or that the television and personal computer markets will converge, that these new markets will present substantial commercial opportunities, or that the combined company's products will adequately address these markets in a timely manner.

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

   Certain other factors have, in the past, caused, and may in the future cause, fluctuations in our quarterly operating results. These factors are industry risks over which we have no control, including:

     o changes in the available supply of flat panel displays at reasonable prices;

     o    changes related to select video processing products;

     o    changes in our customers' demand for our products;

     o the deferral of customer orders in anticipation of new products or enhancements by us or our competitors;

     o changes in the available production capacity at the semiconductor fabrication foundries that manufacture our products and changes in the costs of manufacturing; and

     o our ability to develop, introduce and market new products in time to meet the product design cycles of our customers.

   There are additional factors that could, but which have not, affected our operating results including:

     o the growth rate of the overall digital display and video processing markets;

     o    incorrect forecasting of future revenues;

     o    changes in product mix, product costs or pricing;

     o general economic conditions and economic conditions specific to the personal computer, television, home theater, display and semiconductor markets;

     o    growth rate of HDTV market; and

     o    growth rate of projector market.

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

   Sage does not own or operate a semiconductor fabrication facility and it does not have the resources to manufacture our products internally. Currently, Cheetah2 and Cheetah4 chips are being manufactured, assembled and tested by Kawasaki LSI U.S.A., Inc., and Cheetah3 chips are being manufactured, assembled and tested by Fujitsu Microelectronics Inc. Sage's circuit board products are manufactured and tested by Topline Electronics, Inc. Sage's new Jaguar chips will be manufactured by Taiwan Semiconductor Manufacturing Company and Sage will be responsible for the assembly and testing. Sage does not have a long-term supply contract with any of its contract manufacturers, and they are not obligated to supply Sage with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Sage tries not to maintain substantial inventories of products, but it must often place orders for products two to three months before they are needed and before it has firm purchase orders for those products. None of Sage's products is currently manufactured by more than one supplier, and all of its products are expected to be single-source manufactured for the foreseeable future. There are many risks associated with our dependence on third-party manufacturing, assembling and product testing relationships, including:

     o delays in delivering products in response to purchase orders due to increased demand, disruptions in operations or other factors;

     o    lack of control over pricing;

     o    reduced quality assurance;

     o    reduced manufacturing yields and costs;

     o unavailability or interruption of access to process technologies necessary to manufacture our products; and

     o    potential misappropriation of Sage's intellectual property.

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

SAGE HAS INCURRED NET LOSSES SINCE INCEPTION, AND SAGE MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY.

   Sage incurred net losses of $2.8 million, $4.8 million and $4.6 million for each of the respective years ended March 31, 1998, 1999 and 2000, and had an accumulated deficit of $22.4 million as of June 30, 2000. In the future, Sage expects its research and development and selling, general and administration expenses to increase. Accordingly, Sage expects to continue to incur additional operating losses for at least the next 12 months. Although Sage has experienced revenue growth in recent periods, this growth is not necessarily indicative of future operating results, and we cannot assure you that we will be able to sustain the growth in our revenues. If Sage and the combined company do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future or at all. This may in turn cause Sage's stock price to decline. In addition, if Sage does not achieve or sustain profitability in the future, we may be unable to continue our operations.

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

   Sales outside of the U.S. accounted for 72.4% of total sales for the year ended March 31, 2000. A substantial portion of Sage's customers are located in Japan, Taiwan and Korea. We anticipate that sales outside of the U.S. could increase in future periods and may account for an increasing portion of Sage's revenues. In addition, manufacturers who incorporate Sage's processors into their displays sell them outside of the U.S., thereby exposing Sage indirectly to foreign risks. Specifically, Sage will be subject to the following risks:

     o difficulties in maintaining sales representatives outside of the U.S. that are knowledgeable of the display processor industry, the video processing industry and the products of Sage;

     o ongoing restructuring activities of Sage's customers and other Asian companies may reduce purchases of our products by its customers;

     o potential difficulties in collecting accounts receivable from its customers located in Japan, Korea and Taiwan; and

     o difficulties related to design piracy of display and video processing technologies that may exist outside the U.S.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

   As of June 30, 2000, there were no pending legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 11, 1999 we sold three million shares of Common Stock at $12.00 per share in an Initial Public Offering. In December, 1999 we sold a further 450,000 shares of Common Stock under the terms of the over allotment agreement relating to that Initial Public Offering. The net proceeds, amounting to approximately $37.2 million are currently invested in various short term accounts and will be used for expansion of working capital, acquisition of complementary technology, and other general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   In June 2000, stockholders approved the following: resolutions by a majority of the shareholders in person or by proxy.

1. A resolution that the Agreement and Plan of Reorganization by and among Sage Inc, Finland Merger Sub Inc, and Faroudja Inc be adopted.

        For:               6,839,866
        Against:              26,757
        Abstain:             360,053

2. A resolution that the Company be authorized to issue shares of common stock of Sage to the stockholders of Faroudja at an exchange ratio of .285 Sage for 1 Faroudja, in aggregate amounting to approximately 4.0 million.

        For:               6,839,016
        Against:              27,877
        Abstain:             359,783

3. A resolution that the Sage 1997 Stock Plan be amended to increase the number of shares authorized under the Plan by 2 million shares

        For:               6,517,121
        Against:             347,585
        Abstain:             361,970


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SAGE, INC.
                                         Registrant

Date: August 14, 2000                     By:
                                             -------------------------------
                                                      Simon P. Westbrook
                                                   Chief Financial Officer