Form 10-Q/A
period 2000-06-30
SAGE INC/CA
filed 2000-08-15
CIK 1063662

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                  FORM 10-Q/A

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

                                         SAGE, INC.
                                         Registrant

Date: August 14, 2000                     By:     /s/ Simon P. Westbrook
                                             -------------------------------
                                                      Simon P. Westbrook
                                                   Chief Financial Officer