Form 10-Q
period 2000-09-30
SAGE INC/CA
filed 2000-11-14
CIK 1063662

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-83665

                                   SAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                           77-0501710
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

   1601 MCCARTHY BOULEVARD, MILPITAS,                         95035
               CALIFORNIA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (408) 383-5300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000, there were 13,789,926 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

===============================================================================

                                    SAGE INC

                                      INDEX

                                                                                                                           PAGE
                                                                                                                           ----

                                                   PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets as of September 30, 2000 and March 31, 2000 (unaudited)                     3
            Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2000
            and 1999 (unaudited)                                                                                              4
            Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2000 and 1999
            (unaudited)                                                                                                       5
            Condensed Consolidated Statement of Stockholders' Equity for the six months ended September 30, 2000
            (unaudited)                                                                                                       6
            Notes to Condensed Consolidated Financial Statements (unaudited)                                                  7
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                             9
Item 3.     Quantitative and Qualitative Disclosures About Market Risks                                                      13

                                                   PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                                23
Item 2.     Changes in Securities and Use of Proceeds                                                                        23
Item 3.     Defaults Upon Senior Securities                                                                                  23
Item 4.     Submission of Matters to a Vote of Security Holders                                                              23
Item 5.     Other Information                                                                                                23
Item 6.     Exhibits and Reports on Form 8-K                                                                                 23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                   SAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)
                                     ASSETS

                                                                                    SEPTEMBER 30,
                                                                                        2000            MARCH 31,
                                                                                       (NOTE)              2000
                                                                                   --------------     -------------
Current assets:
          Cash and cash equivalents                                                    $  50,873          $ 38,936
          Accounts receivable, net                                                         6,775             3,398
          Inventory                                                                        2,455             1,132
          Prepaids & other assets                                                          1,152               765
                                                                                   --------------     -------------
              Total current assets                                                        61,255            44,231

Property & equipment, net                                                                  4,104             1,180
Deposits                                                                                   1,745                 -
Goodwill & other intangibles, net                                                        114,115                 -
                                                                                   --------------     -------------
                                 Total assets                                          $ 181,219          $ 45,411
                                                                                   ==============     =============


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

          Accounts payable                                                              $  2,189          $  1,755
          Accrued expenses and other liabilities                                           7,957             2,379
                                                                                   --------------     -------------
                                   Total current liabilities                              10,146             4,134

Commitments
Stockholders' equity (deficit):
         Common stock, $0.01 par value; 50,000,000 shares
              authorized; 13,780,000 and 10,467,000 issued and
              outstanding                                                                    138               105
         Additional paid-in capital                                                      199,817            54,889
         Notes receivable from stockholders                                                  (58)              (75)
         Deferred stock based compensation                                                  (220)             (372)
         Accumulated deficit                                                             (28,604)          (13,270)
                                                                                   --------------     -------------
                                 Total stockholders' equity                              171,073            41,277
                                                                                   --------------     -------------
                                  Total liabilities & stockholders' equity             $ 181,219          $ 45,411
                                                                                   ==============     =============


NOTE: September 2000 amounts include the assets and liabilities of Faroudja purchased on June 7, 2000.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   SAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)


                                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          SEPTEMBER 30, (NOTE 1)   SEPTEMBER 30, (NOTE 1)
                                                                           --------------------    --------------------
                                                                             2000        1999        2000        1999
                                                                           --------    --------    --------    --------
Revenue                                                                    $  8,598    $  3,685    $ 15,074    $  7,460
                                                                           --------    --------    --------    --------
Cost of revenue                                                               4,120       2,094       7,415       4,537

Amortization of intangibles charged to cost of revenue                          250        --           313        --
                                                                           --------    --------    --------    --------

Gross profit                                                                  4,228       1,591       7,346       2,923
                                                                           --------    --------    --------    --------

Operating expenses:

     Research and development                                                 2,253       1,090       3,692       1,805

     Charge for in-process technology                                          --         2,500       7,200       2,500

     Selling, general and administration                                      3,099       1,297       5,735       2,355

     Amortization of intangibles                                              5,937        --         7,438        --

     Stock-based compensation (Note 2)                                           64         165         152         367
                                                                           --------    --------    --------    --------

                     Total operating expenses                                11,353       5,052      24,217       7,027
                                                                           --------    --------    --------    --------

Loss from operations                                                         (7,125)     (3,461)    (16,871)     (4,104)

Interest and other income (expense), net                                        884          57       1,537          83
                                                                           --------    --------    --------    --------

Net loss                                                                   $ (6,241)   $ (3,404)   $(15,334)   $ (4,021)
                                                                           ========    ========    ========    ========

Net loss per share; basic and diluted (NOTE 3)                             $  (0.46)   $  (1.03)   $  (1.28)   $  (1.36)
                                                                           ========    ========    ========    ========

Number of shares used in computing net loss per share:
     Basic and diluted                                                       13,648       3,295      12,014       2,956
                                                                           ========    ========    ========    ========


NOTE 1: Includes results of Faroudja for the period from June 8, 2000 to September 30, 2000.

NOTE 2: Stock-based compensation charges:
             Research and development                                      $     27    $     95    $     64    $    212
             Selling, general and administration                                 37          70          88         155
                                                                           --------    --------    --------    --------
                                                                           $     64    $    165    $    152    $    367
                                                                           ========    ========    ========    ========

NOTE 3: Fully diluted earnings per share are not reported as the results would be anti-dilutive.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   SAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                     2000            1999
                                                                                     ----            ----
Cash flows from operating activities:
 Net loss                                                                         $ (15,334)     $  (4,021)
 Adjustments to reconcile net loss to net
    cash used in operating activities:
       Charge for in-process technology                                               7,200          2,500
       Depreciation                                                                     449            192
       Amortization of intangibles                                                    7,751           --
       Stock compensation                                                               152            367
       Changes in assets and liabilities:
          Accounts receivable                                                        (1,656)        (1,417)
           Inventories                                                                  306            350
           Prepaid expenses and other assets                                           (198)          (155)
           Accounts payable                                                             (70)           969
           Accrued expenses and other liabilities                                    (1,161)           (44)
                                                                                   ---------      --------
            Net cash used in operating activities                                    (2,561)        (1,259)
                                                                                   ---------      --------

Cash flows from investing activities:

  Acquisition of property and equipment                                              (2,523)          (680)
  Acquisition of other non-current assets                                            (1,745)          --
  Net cash acquired with Faroudja                                                    18,667           --
                                                                                   ---------      --------
            Net cash provided by (used in) investing activities                      14,399           (680)

Cash flow from financing activities:
        Payment received from shareholder for notes                                      17           --
        Proceeds from issuance of common stock upon
           exercise of stock options                                                     82            540
        Net proceeds from issuance of preferred stock                                  --            2,959
                                                                                   ---------      --------
            Net cash provided by financing activities                                    99          3,499
                                                                                   ---------      --------

Net increase in cash and cash equivalents                                            11,937          1,560
                                                                                   ---------      --------

Cash and cash equivalents at beginning of period                                     38,936          2,473
                                                                                   ---------      --------
Cash and cash equivalents at end of period                                        $  50,873      $   4,033
                                                                                  =========      =========

Supplemental disclosure of cash flow information:

 Interest paid                                                                    $       1      $       8
                                                                                  =========      =========
Non-cash investing and financing activities:
 Issuance of common and preferred stock in lieu
    of debt repayment                                                             $    --        $      30
                                                                                  =========      =========
 Issuance of common stock in connection with
    acquisition of Faroudja                                                       $ 144,879      $    --
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

                                   SAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (IN THOUSANDS, UNAUDITED)

                                                                                           Deferred
                                                                           Notes         Compensation
                                       COMMON STOCK      Additional      Receivable       Related to
                                       ------------        Paid-in          from             Stock       Accumulated
                                     Shares   Amount       Capital      Stockholders        Options        Deficit        Total
                                     ------   ------       -------      ------------        -------        -------        -----
Balance at March 31, 2000 .           10,468  $    105        $ 54,889        $   (75)        $  (372)    $ (13,270)     $ 41,277
Issuance of common stock upon
   exercise of stock options             131         2              80              -               -              -           82
Issuance of common stock in
   connection with acquisition
     of Faroudja. .........            3,181        31         144,848              -               -              -      144,879
Repayment of notes receivable             --        --              --             17              --             --           17
Amortization of deferred stock
     based compensation ...                -         -               -              -             152              -          152
Net loss ..................                -         -               -              -               -       (15,334)      (15,334)
                                    ----------------------------------------------------------------------------------------------
Balance at September 30, 2000         13,780     $ 138       $ 199,817        $   (58)       $   (220)    $ (28,604)     $171,073
                                    ==============================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   SAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with our financial statements and notes thereto for the three years ended March 31, 2000 that are included in our S-1 Registration Statement filing with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results of the interim periods presented. The results of operations presented for the periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2. EARNINGS PER SHARE

    Primary earnings per share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during that period. Diluted earnings per share have not been calculated for all periods since the result would be anti-dilutive. All share and per share amounts have been adjusted in all periods presented to reflect a three-for-one reverse split effective October 1, 1999.

3. MERGER WITH FAROUDJA

         On February 18, 2000 Sage and Faroudja, Inc. agreed to merge in a transaction accounted for as a purchase. The total purchase price of $154.7 million included the issuance of Sage Common Stock valued at $133.9 million, the assumption of Faroudja stock options and warrants valued at $16.8 million and estimated direct transaction costs of $4.0 million. On June 7, 2000, shareholders of Sage and Faroudja approved the Merger Agreement between the companies, under which shareholders of Faroudja received 0.285 shares of Sage Common Stock for every share held. Based on the value of Sage stock on June 7, 2000 the purchase price of Faroudja would have been approximately $64 million. In compliance with US GAAP, Sage is required to value the transaction at $154.7 million based on the price of Sage stock on the date the proposal was originally announced.

        The allocation of purchase price, based in part upon an independent appraisal was as follows (in thousands):

                                                          ANNUAL      USEFUL
                                            AMOUNT     AMORTIZATION    LIFE
                                            ------     ------------   ------
Purchase Price Allocation:
   Tangible net assets                     $ 25,652     $   --          --
   Intangible assets acquired:
     Developed technology                     5,000        1,000     5 years
     Trademark and trade name                 2,500          500     5 years
     Assembled workforce                        940          188     5 years
     Customer list                            2,800          933     3 years
     Goodwill                               110,626       22,124     5 years
   In-process research and development        7,200         --          --
                                           --------     --------     -------
Total purchase price                       $154,718     $ 24,745
                                           --------     --------


         Based on the results of this valuation, Sage reported a charge of $7.2 million for the write off of in-process technology, and approximately $7.8 million for amortization of intangibles for the six months ended September 30, 2000. The table below reflects the unaudited pro-forma combined results of Sage and Faroudja, as if the merger had taken place at the beginning of the six months ended September 30, 2000 and 1999. The pro-forma information includes certain adjustments including non-cash charges for amortization of intangibles amounting to $12.1 and $12.4 million for the six months ended September 30, 2000 and 1999, respectively. Both periods exclude a charge of $7.2 million for in-process technology. The pro-forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies. The number of shares used in September 1999 does not reflect the conversion of Preferred stock into Common stock in conjunction with Sage's IPO in November 1999.

                                         SIX MONTHS ENDED SEPTEMBER 30,
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    -------------------------------------
                                            2000           1999
                                            ----           ----
Net revenue                              $ 16,741      $ 14,625
Net loss                                  (16,260)      (14,593)
Net loss per share:
    Basic and diluted                    $  (1.19)     $  (2.32)
Weighted average shares outstanding:
    Basic and diluted                      13,619         6,299

4. INVENTORIES

     Inventories consisted of the following (in thousands):

                                  SEPTEMBER 30, 2000    MARCH 31, 2000
                                  ------------------    --------------
              Raw materials              $1,404            $  306
              Work-in-process               858              --
              Finished goods                193               826
                                         ------            ------
              Total                      $2,455            $1,132
                                         ======            ======

5. SEGMENT INFORMATION

    Sage operates in one reportable segment, which is the development and sale of display processor integrated circuits ("ICs") and related circuit boards, systems, and accompanying software to support the display industry.

    Sage has operations in the United States and India. The India operation was established in January 1996. The results of the India operation for the three and six months ended September 30, 2000 and 1999 and its total assets as of the respective dates were not material to Sage's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE PROSPECTUS ISSUED IN CONJUNCTION WITH OUR INITIAL PUBLIC OFFERING IN NOVEMBER 1999. THE RESULTS DESCRIBED BELOW ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIOD. CERTAIN STATEMENTS IN THIS DISCUSSION AND ANALYSIS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OVERVIEW

    We design, develop and market high performance digital display processors used for digital displays and video processing. Flat panel displays and other emerging digital display devices have substantial advantages over their traditional analog counterparts, and markets for these products are beginning to grow rapidly. Display signals are characterized by several important attributes: resolution, frame refresh rate, scanning format and color depth. Combinations of these characteristics are called modes, and there are over 100 different modes used today to display images on PCs and televisions. These modes must be recognized and processed to produce a high quality image on a display. Display manufacturers seek display processing solutions that can function effectively with the large number of existing and emerging signal modes, ensure the compatibility of new displays with the large installed base of PCs and provide consumers with plug and play capability.

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

    Since our inception, we have focused primarily on the design and sale of high performance display processor ICs and will continue to do so as this is a high-growth volume market serving major mass-market manufacturers of displays and televisions. However, we also have a systems business supplying system solutions to other market channels, and as of the September 2000 quarter, such system sales actually represented 52% of our total revenue. These systems comprise board level products, each including a display processor IC, which we sell into the embedded display market through a network of distributors and OEM customers, and a box level product which we sell into the home theater market through a wide network of dealers and installers. We expect our IC business will grow rapidly, while our system business remains static or even declines over time resulting in ICs accounting for a growing majority of total revenue over the next few years. Because board level products typically have lower margins than ICs we expect this to have a beneficial impact on our gross margin. Even though system activities are not our primary focus, we intend to continue to offer products into the markets for the foreseeable future. Our board level products provide a level of systems expertise that enables our major customers to develop and customize their product offerings. Our box products, sold under Faroudja's brand name, provide a powerful high-quality marketing umbrella which serves to shelter and promote a quality image for all out video processing products, including video processing ICs that may be developed and offered to the market.

    We recognize revenue at the time we ship products to our customers who generally have a short lead-time and maintain relatively limited inventory. In the case of systems products sold through distributors who may have limited return rights, we do not recognize revenue until we have received evidence that they have sold the inventory to their end customer.

Since November 1996, we have introduced a succession of new display processor chips, starting with the Cheetah family and now featuring the Jaguar family. The architecture of these chips has progressed from a .6 micron, through .5 and .35 micron to .25 micron and we are currently planning our first .18-micron products. Our IC product development road map is driven by (i) introduction of increasingly lower levels of design architecture to reduce cost and improve performance; (ii) increasing levels of feature integration such as integrated analog to digital conversion ("ADC") and digital receiver so as to lower total system cost to our customer while increasing our average selling price; (iii) addition of incremental features such as AutoSet which simplifies end user calibration, Active Color Management which allows a manufacturer to ensure consistent color appearance on panels sourced from different vendors, and Picture in Picture (PiP) Autodetect to locate and optimize the color and brightness of video window and background screen, and (iv) customization of our various technology and IP cores to produce a wider range of ICs with optimized price and performance levels for different market segments. Whereas at the beginning of fiscal 1999 we offered only one IC, the Cheetah 2, we now offer a series of eight different ICs, targeted at analog or digital interface monitors, low or high resolution screens, and monitors

(PC) or consumer products (televisions, DVDs and projectors). The products that we are shipping or sampling at the end of September 2000 are set out as follows:

               IC DETAILS               INTRO/ STATUS                                     FEATURES
               ----------               -------------                                     --------
          Cheetah 2              Apr 98/end of life           Memory option
          Cheetah 3              Apr 99/end of life           Memory option, Integral ADC
          Cheetah 4              Sep 99/old, still shipping   Digital, Low cost
          Jaguar 200             Aug 00/started shipping      Memory option, Video/PiP option, SXGA
          Jaguar 200MX           Aug 00/started shipping      Memory option, Video/PiP option, VWSGA
          Jaguar D               Jul 00/started shipping      Digital, Active color, Video option
          Jaguar 135/ASM         Oct 00/sample silicon        Memory option, Integral ADC, Integral PLL, Video/PiP option
          FLI 2200               Oct 00/sample silicon        De interlacer

    Currently, we produce packaged, assembled and tested semiconductor products. However, we intend to assume greater responsibility over this process for our next generations of display processors by separately subcontracting for the production of wafers, the assembly of the completed semiconductor, and their testing. While this transition to a new manufacturing model will expose us to greater responsibilities for semiconductor yields and the coordination of the assembly and testing process, we believe that our gross margins should improve and that the transition should result in our having greater control over the manufacturing process.

    In November 1999, Sage completed an initial public offering of 3,450,000 shares of Common Stock at an initial offering price of $12.00 per share, raising $37.2 million, net of underwriting commission and related expenses.

On February 18, 2000 Sage and Faroudja agreed to merge in a transaction that was accounted for as a purchase. Faroudja is a developer and provider of home theater systems that incorporate their proprietary decoding, de inerlacing and video enhancement technologies. The total purchase price of $154.7 million included the issuance of Sage Common Stock valued at $133.9 million, the assumption of Faroudja stock options and warrants valued at $16.8 million, and direct transaction costs of approximately $4.0 million. On June 7, 2000, shareholders of Sage and Faroudja approved the Merger Agreement between the companies, under which shareholders of Faroudja received 0.285 shares of Sage Common Stock for every share held. Based on the value of Sage stock on June 7, 2000 the purchase price of Faroudja would have been approximately $64 million. In compliance with US GAAP, Sage is required to value the transaction at $154.7 million based on the price of Sage stock on the date the proposal was originally announced. As a result of the products and technology acquired in this transaction, we have significantly strengthened our position in the consumer display market with system level products targeted at the home theater and broadcast markets, and have already developed the first of a new range of IC products to serve the growing television, DVD and internet appliance markets.

RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, certain condensed consolidated statement of operations data reflected as a percentage of revenues. Our results of operations are reported as a single business segment.


                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          ------------------                   ----------------
                                                   SEPTEMBER 30      SEPTEMBER 30       SEPTEMBER 30      SEPTEMBER 30
                                                       2000              1999               2000               1999
                                                      -----              -----              -----              -----
Revenues ...............................              100.0%             100.0%             100.0%             100.0%

Cost of revenues .......................               50.8               56.9               51.3               60.8
                                                      -----              -----              -----              -----
Gross margin (loss) ....................               49.2               43.1               48.7               39.2

Operating expenses:
     Research and development ..........               26.2               29.6               24.5               24.2

     Charge for in-process technology ..                 --               67.8               47.8               33.5

     Selling, general and administration               36.0               35.2               38.1               31.6

     Amortization of intangibles .......               69.1                 --               49.3                 --



     Stock based compensation ..........                0.7                4.4                1.0                4.9
                                                      -----              -----              -----              -----
                Total operating expenses              132.0              137.0              160.7               94.2
                                                      -----              -----              -----              -----
     Loss from operations ..............              (82.9)             (93.9)            (112.0)             (55.0)

     Interest income (expense), net ....               10.3                1.5               10.2                1.1
                                                      -----              -----              -----              -----
     Net loss ..........................              (72.6)%            (92.4)%           (101.8)%            (53.9)%
                                                      =====              =====              =====              =====



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    REVENUES. Our total revenues were $8.6 million and $3.7 million in the three months ended September 30, 2000 and 1999, respectively, representing an increase of 132.5%. Revenues from our digital display processor IC product line increased by 91.3% between the September 2000 and 1999 quarters as a result of additional customer design wins and the addition of new products to our IC product range. As a result of the continued growth in IC sales, revenues from IC products increased $375,000 when compared with the previous quarter and $1.9 million when compared to the three months ended September 30, 1999. With the addition of a full quarters of sales from Faroudja products, revenues from the sale of home theater, circuit boards and systems, and other products increased by 181.3% to $4.5 million in the three months ended September 30, 2000, compared to $1.6 million in the three months ended September 30, 1999. We expect sales of digital display processor IC products to grow faster than the home theater, circuit board and other products in future periods. Revenues from one customer, NEC, accounted for 19.5% of total revenues for the three months ended September 30, 2000.

    GROSS MARGIN. Our gross margin was 49.2% and 43.2% for the three months ended September 30, 2000 and 1999, respectively. The increase in gross margin for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 was due to an increasing proportion of higher margin IC products being sold in the three months ended September 30, 2000, compared to lower margin circuit board, system and other products.

    RESEARCH AND DEVELOPMENT. Our research and development expenses were $2.3 million and $1.1 million for the three months ended September 30, 2000 and 1999, respectively. Research and development expenses represented 26.2% and 29.6% of revenues for the three months ended September 30, 2000 and 1999, respectively. Our research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling which can fluctuate significantly from period to period as a result of our product development cycles. The increase in spending on purchased materials, designs and tooling is attributable to the development of the new range of Jaguar and FLI products that began to be introduced this quarter. We expect similar increases in future quarterly research and development expenses as we increase product development efforts in connection with our next generation of semiconductors, and focus on developing the Faroudja technology.

    CHARGE FOR IN-PROCESS TECHNOLOGY. On June 7, 2000, shareholders of Sage and Faroudja approved the Merger Agreement between the companies, in a purchase transaction valued at $154.7 million. We intend to incorporate Faroudja's technologies into our proprietary display processing solutions to create a video solution for the mass television market by combining Faroudja's decoding, deinterlacing and image algorithms with our technology. The acquired in-process technology was valued at $7.2 million, and we recorded an expense of this amount during the six months ended September 30, 2000. Our successful development of the product is uncertain due to the challenges of integrating our technology with the Faroudja technology. If we fail to successfully develop the product on a timely basis, the introduction of new products could be prevented or delayed and ultimately decrease our ability to compete for new business. Such failure would negatively impact our future revenues and net income. The $2.5 million charge for the three months ended September 30, 1999 represents in-process technology related to a joint development agreement between Sage and Faroudja.

    SELLING, GENERAL AND ADMINISTRATION. Selling, general and administration expenses were $3.1 million and $1.3 million for the three months ended September 30, 2000 and 1999, respectively. Our selling, general and administration expenses consist primarily of compensation and personnel related expenses and commissions paid to independent sales representatives. The compensation and personnel related expenses increased from $435,000 for the three months ended September 30, 1999 to $1,446,000 for the three months ended September 30, 2000 partially reflecting increased headcount following the Faroudja merger. As a percentage of revenues, our selling, general and administration expenses increased to 36.0% of revenues for the three months ended September 30, 2000 as compared to 31.6% of revenues for the three months ended September 30, 1999. This increase in selling, general and administration expenses in proportion to revenues was largely the result of increased promotional activities in support of new Jaguar product developments and introductions.

    AMORTIZATION OF INTANGIBLES. As a result of the purchase transaction noted above, we recorded $121.9 million of intangibles, which will be amortized over the expected useful lives of between three and five years. In the period from date of acquisition through September 30, 2000, we amortized approximately $7.8 million, and expect to amortize $6.2 million per quarter in subsequent periods.

    STOCK COMPENSATION. Stock compensation expenses amounted to $64,000 and $165,000, for the three months ended September 30, 2000 and 1999, respectively. Deferred compensation, representing the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant, is amortized on an accelerated basis as the options vest.

    INTEREST AND OTHER INCOME AND (EXPENSE), NET. Net interest and other income increased from $57,000 in the three months ended September 30, 1999 to $884,000 in the three months ended September 30, 2000. This increase results from the investment of the proceeds of the IPO in November 1999 into interest bearing accounts.

    PROVISION FOR INCOME TAXES. We incurred operating losses for the three months ended September 30, 2000 and 1999 and therefore had no provision for income tax in either period. As of March 31, 2000, we had $6.1 million in net operating losses, which are available to offset future taxable income. If not used, the net operating losses expire between 2010 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have satisfied our liquidity requirements principally through the issuance and sale of private equity securities, totaling approximately $17.7 million, and an initial public offering in November 1999, which raised approximately $37.3 million, net of fees and expenses. During the six months ended September 30, 2000, we used $2.6 million, for operating activities, primarily due to operating losses and increased working capital requirements relating to sales increases and Faroudja activities. Net cash arising from investing activities was $14.4 million for the six months ended September 30, 2000, principally due to the cash balance of $18.7 million acquired with Faroudja, offset by deposits and asset purchases related to the new office building, which was occupied on October 1, 2000.

    As a result of the growth of IC sales in the six months ended September 30, 2000, and full-capacity limitations at the Sage's foundry partners, we experienced certain difficulties in ensuring a regular flow of IC inventory purchases when required. This lead to a run-down of inventory, bunching of shipments, and delays in meeting a number of sales orders until near the end of the quarter, and resulting low inventory and high receivables at September 30, 2000.

    As of September 30, 2000, we had $50.9 million in cash and cash equivalents. In addition, we had a $5.0 million credit facility under which no borrowings had been made. As of September 30, 2000, we had committed approximately $1.2 million of capital expenditure commitments in connection with new leasehold office premises. We also continued to pay in the three months ended September 30, 2000 certain fees and expenses related to the Faroudja acquisition of approximately $4.0 million. We believe that our existing cash resources and credit facility will be sufficient to meet our capital requirements through the next twelve months. However, we could be required or could choose to raise additional capital during the next twelve months. Our future capital requirements will depend on many factors, including the rate of revenue growth, profitability, timing and extent of spending to support research and development programs, expansion of selling and marketing and administrative activities, timing or introductions of new products and product enhancements and market acceptance of our products. We expect that we may need to raise additional equity or debt financing in the future, although we are not currently negotiating for additional financing nor do we have any plans to obtain additional financing following our initial public offering. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development, selling and marketing activities, which could harm our business, financial condition and results of operations. In the event that we do raise additional equity financing, existing investors could be further diluted.

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

    YOU SHOULD CAREFULLY CONSIDER THE RISK FACTORS DESCRIBED BELOW, AND ALL OTHER INFORMATION CONTAINED IN THIS REPORT, BEFORE MAKING AN INVESTMENT DECISION REGARDING OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. IF ANY OF THE EVENTS OR CIRCUMSTANCES DESCRIBED BELOW ARISES, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED, THE VALUE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, OR THAT MAY BE CURRENTLY CONSIDERED BY US TO BE IMMATERIAL, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

                         RISKS RELATED TO OUR OPERATIONS

EFFECTIVE JUNE 8, 2000, SAGE MERGED WITH FAROUDJA LABS AND MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE FAROUDJA AND ACHIEVE THE BENEFITS EXPECTED TO RESULT FROM THE MERGER.

    Following the merger, Sage and Faroudja are in the process of integrating their operations. This integration has progressed reasonably so far, but there can be no assurance that the integration will be completed as planned. Faroudja personnel may leave Faroudja because of the merger. Faroudja customers, distributors or suppliers may terminate their arrangements with Faroudja, or demand amended terms to those arrangements. Sage management, including Faroudja management who become part of the Sage management team, may have their attention diverted while trying to integrate the two companies. Such diversion of management's attention or difficulties in the transition process could have an adverse impact on the combined operations. If Sage is not able to successfully integrate the operations of Faroudja, Sage's expectations for its future results of operations may not be met.

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

    Sage is dependent on a limited number of large customers. The combined company will, in the foreseeable future, also be dependent on a limited number of large customers for a substantial portion of its revenues. For the three months ended September 30, 2000, sales of Sage's products to NEC accounted for 19.5% of our revenues. As a result of customer concentration any one of the following factors could significantly impact the total revenues for the combined company:

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

    A substantial portion of Faroudja's revenues has been derived from sales of products that address the home theater and commercial presentation markets. Certain of Faroudja's current products and future product plans address markets that are not now and may never become substantial commercial markets. The combined company's future growth will depend, in large part, on the combined company's ability to identify new markets for its products and to apply its products and technology to evolving markets and applications. There can be no assurance that these markets will become substantial commercial markets or that the combined company's products will achieve market acceptance in those markets. There can be no assurance that new display technologies will be successful or that the television and personal computer markets will converge, that these new markets will present substantial commercial opportunities, or that the combined company's products will adequately address these markets in a timely manner.

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

    Both Sage and Faroudja have competed with a range of diversified companies that offer display and video processors, some of which have substantially greater resources than we do. In particular, the combined company will compete against Communications Specialties Inc., Leitch Incorporated, Panasonic Broadcast and Television Systems Company, DVDO, Inc., TeraNex, Miranda Technology, Inc., NEC, RGB Spectrum, Cinema Pro Corporation dba Runco International, Arithmos, Inc., Genesis Microchip, Inc., Pixelworks, Inc., Silicon Image, Inc., DWIN Electronics, Inc., Extron Electronics, NEC Technologies, Inc. USA, Snell & Wilcox, Inc., Sony Corporation and Yamashita Engineering Manufacturing, Inc. We also compete in some instances against in-house processing solutions designed by large original equipment manufacturers. In the future, our current or potential customers may also develop their own proprietary display and video processors and become our competitors. In addition, start-up companies that are seeking to capitalize on business opportunities as a result of the shift from analog to digital technology may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality solutions to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities.

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

     -    changes related to selected video processing products;

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

    The reliance by the combined company on third-party manufacturers limits our control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the combined company's assemblers or other circumstances that would require the combined company to seek alternative sources of assembly could lead to supply constraints or delays in the delivery of our products. In addition, the need for high quality assurance by the combined company may increase costs paid by the company to third parties for manufacturing and assembly of our products. These constraints or delays could damage relationships with current and prospective customers and could have a material adverse effect on our business, financial condition and operating results. In addition, third party contractors assemble Sage's board level display processor products and Faroudja's home theater and broadcast products.

SAGE CURRENTLY DEPENDS ON A LIMITED NUMBER OF CONTRACT MANUFACTURERS FOR ITS SEMICONDUCTOR AND SYSTEM LEVEL PRODUCTS, AND IT MUST ORDER PRODUCTS FROM THEM BASED ON FORECASTS FROM CUSTOMERS FROM WHICH SAGE DOES NOT HAVE FIRM PURCHASE ORDERS.

    Sage does not own or operate a semiconductor fabrication facility and it does not have the resources to manufacture our products internally. Currently, Cheetah2 and Cheetah4 chips are being manufactured, assembled and tested by Kawasaki LSI U.S.A., Inc., and Cheetah3 chips are being manufactured, assembled and tested by Fujitsu Microelectronics Inc. Sage's new Jaguar chips will be manufactured by Taiwan Semiconductor Manufacturing Company and Sage will be responsible for the assembly and testing. Sage intends to produce its FLI2200 de-interlacing chip at ST Micro, continuing a former long-term Faroudja relationship. Sage's system level products are manufactured and tested by Topline Electronics or Eagle Manufacturing while Faroudja's box products are manufactured by Bestronics. Sage does not have a long-term supply contract with any of its contract manufacturers, and they are not obligated to supply Sage with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Sage tries not to maintain substantial inventories of products, but it must often place orders for products two to six months before they are needed and before it has firm purchase orders for those products. None of Sage's products is currently manufactured by more than one supplier. There are many risks associated with our dependence on third-party manufacturing, assembling and product testing relationships, including:

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

SAGE HAS INCURRED NET LOSSES SINCE INCEPTION, AND SAGE MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY.

    Sage incurred net losses of $2.8 million; $4.8 million and $4.6 million for each of the respective years ended March 31, 1998, 1999 and 2000, and had an accumulated deficit of $28.6 million as of September 30, 2000. In addition Sage has capitalized approximately $114 million of goodwill and intangibles in connection with the acquisition of Faroudja and intends to amortize this over five years, resulting in annual charges to operating expenses of over $20 million per year. Accordingly, Sage expects to continue to report additional operating losses, and even before non-cash charges, Sage may continue to report operating losses for at least the next 12 months. Although Sage has experienced revenue growth in recent periods, this growth is not necessarily indicative of future operating results, and we cannot assure you that we will be able to sustain the growth in our revenues. If Sage and the combined company do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future or at all. This may in turn cause Sage's stock price to decline. In addition, if Sage does not achieve or sustain profitability in the future, we may be unable to continue our operations.

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

IF WE HAVE TO QUALIFY A NEW CONTRACT MANUFACTURER FOR ANY OF SAGE'S PRODUCTS, SAGE MAY LOSE REVENUES AND DAMAGE ITS CUSTOMER RELATIONSHIPS.

    Sage's display processors require manufacturing with state-of-the-art fabrication equipment and techniques. Because the lead time needed to establish a strategic relationship with a new contract manufacturer is at least six months, and the estimated time for Sage to adapt a product's design to a particular contract manufacturer's processes is an additional three to four months, there is no readily available alternative source of supply for any specific product. A manufacturing disruption at any of Sage's contract manufacturers would impact the production of Sage's display processors for a substantial period of time, thereby reducing the company's revenues, and would harm Sage's customer relationships.

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

    Recently, there has been a limited supply of flat panels, and increasing the supply of flat panels is a costly and lengthy process requiring significant capital investment. New capacity is expected to come on stream but the supply of flat panels has been cyclical. We expect this pattern to continue. Undercapacity in the flat panel market may limit Sage's ability to increase its revenues because its customers may limit their purchases of Sage's products if they cannot obtain sufficient supplies of flat panels. In addition, flat panel monitor prices may remain high because of limited supply, and consumer demand may not grow if the supply of flat panels does not increase.

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

    In December 1999, the Security Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition Financial Statements". In October 2000, the SEC released interpretive guidance on SAB 101 in the form of Frequently Asked Questions. We are currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but do not expect that such an impact, if any, would be material. The accounting and disclosures prescribed by SAB 101will be effective for Sage's fiscal year ended March 31, 2001.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

    As of November 14, 2000, there were no pending legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 31, 2000, stockholders approved the following resolutions by a majority of the shareholders in person or by proxy.

1. RESOLVED: That the panel of directors listed by the company be re-elected to serve until the next Annual Meeting.

         For:              8,783,893
         Against:          21,409
         Abstain:          -

2. RESOLVED: That PricewaterhouseCoopers is re-appointed as auditors of the company for the coming year.

         For:              8,785,508
         Against:          14,597
         Abstain:          5,197



ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

2.1     Agreement and Plan of Merger and Reorganization (1)

3.1     Certificate of Amendment of Restated Certificate of Incorporation.(2)

3.2.    Bylaws (3)

27.1    Financial Data Schedule

    (1) Incorporated herein by reference to the Form S-4/A (Appendix A) filed by the Company and Faroudja with the SEC on May 5, 2000.
    (2) Incorporated herein by reference to the Form S-1 filed by the Company with the SEC which became effective on November 10, 1999 and by reference to the 10Q filed by the Company with the Commission on February 11, 2000.
    (3) Incorporated herein by reference to the Form S-1 filed by the Company with the SEC which became effective on November 10, 1999.

(b) REPORTS ON Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SAGE, INC.
                                    REGISTRANT

Date: November 14, 2000                           By:   /s/ SIMON P WESTBROOK
                                                        -----------------------
                                                        Simon P Westbrook
                                                        CHIEF FINANCIAL OFFICER