Form 10-Q
period 2000-12-31
SAGE INC/CA
filed 2001-02-14
CIK 1063662

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-83665

                                   SAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 77-0501710
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

   1601 MCCARTHY BOULEVARD, MILPITAS,                      95035
               CALIFORNIA
    (ADDRESS OF PRINCIPAL EXECUTIVE                      (ZIP CODE)
                OFFICES)

                                 (408) 383-5300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2001, there were 13,891,019 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

================================================================================

                                    SAGE INC

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000 (unaudited)       3

        Condensed Consolidated Statements of Operations for the three and nine months ended
        December 31, 2000 and 1999 (unaudited)                                                             4

        Condensed Consolidated Statements of Cash Flows for the nine months ended December
        31, 2000 and 1999 (unaudited)                                                                      5

        Condensed Consolidated Statement of Stockholders' Equity for the nine months ended
        December 31, 2000 (unaudited)                                                                      6

        Notes to Condensed Consolidated Financial Statements (unaudited)                                   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations              9

Item 3. Quantitative and Qualitative Disclosures About Market Risks                                       13

                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 24

Item 2. Changes in Securities and Use of Proceeds                                                         24

Item 3. Defaults Upon Senior Securities                                                                   24

Item 4. Submission of Matters to a Vote of Security Holders                                               24

Item 5. Other Information                                                                                 24

Item 6. Exhibits and Reports on Form 8-K                                                                  24

                                            PART I
ITEM 1. FINANCIAL STATEMENTS

                                   SAGE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)

                                     ASSETS

                                                                           December 31,     March 31,
                                                                              2000            2000
                                                                           -----------      ---------
Current assets:
        Cash and cash equivalents                                           $  46,919       $  38,936
        Accounts receivable, net of allowances                                  6,835           3,398
        Inventory                                                               3,971           1,132
        Prepaids and other assets                                               1,667             765
                                                                            ---------       ---------
            Total current assets                                               59,392          44,231

Property and equipment, net of depreciation                                     4,476           1,180
Other non-current assets                                                        1,866              --
Goodwill and other intangible assets, net of amortization                     107,929              --
                                                                            ---------       ---------
                           Total assets                                     $ 173,663       $  45,411
                                                                            =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
        Accounts payable                                                    $   2,791       $   1,755
        Accrued expenses and other liabilities                                  6,017           2,379
                                                                            ---------       ---------
                             Total current liabilities                          8,808           4,134
Commitments
Stockholders' equity (deficit):
       Common stock, $0.01 par value; 50,000,000 shares
            authorized; 13,888,000 and 10,468,000 issued and
            outstanding                                                           139             105
       Additional paid-in capital                                             200,367          54,889
       Notes receivable from stockholders                                        (558)            (75)
       Deferred compensation related to stock
            options and restricted stock                                         (162)           (372)
       Accumulated deficit                                                    (34,931)        (13,270)
                                                                            ---------       ---------
                           Total stockholders' equity                         164,855          41,277
                                                                            ---------       ---------
                            Total liabilities and stockholders' equity      $ 173,663       $  45,411
                                                                            =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   SAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)



                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       DECEMBER 31,                  DECEMBER 31,
                                                                 -----------------------       -----------------------
                                                                   2000           1999           2000           1999
                                                                 --------       --------       --------       --------
Revenue                                                          $  9,652       $  4,827       $ 24,726       $ 12,287

Cost of revenue                                                     5,175          2,612         12,590          7,149
Amortization of intangibles charged to cost of revenue                250             --            563             --
                                                                 --------       --------       --------       --------

Gross profit                                                        4,227          2,215         11,573          5,138
                                                                 --------       --------       --------       --------

Operating expenses:

             Research and development                               2,016          1,039          5,708          2,844

             Charge for in-process technology                          --             --          7,200          2,500

             Selling, general and administration                    3,134          1,722          8,869          4,076

             Amortization of goodwill and other intangibles         5,937             --         13,375             --

             Stock compensation (Note 1)                               58            147            210            514
                                                                 --------       --------       --------       --------

                          Total operating expenses                 11,145          2,908         35,362          9,934
                                                                 --------       --------       --------       --------

Loss from operations                                               (6,918)          (693)       (23,789)        (4,796)

Interest and other income (expense), net                              591            266          2,128            349
                                                                 --------       --------       --------       --------

Net loss                                                         $ (6,327)      $   (427)      $(21,661)      $ (4,447)
                                                                 ========       ========       ========       ========

Number of primary and dilutive shares (Note 2)                     13,752          6,642         12,492          6,547
                                                                 ========       ========       ========       ========

Primary earnings per share  (Note 3)                             $  (0.46)      $  (0.06)      $  (1.73)      $  (0.68)
                                                                 ========       ========       ========       ========

NOTE 1: Stock-based compensation charges:
             Research and development                            $     23       $     55       $     82       $    211
             Selling, general and administration                       35             92            128            303
                                                                 --------       --------       --------       --------
                 Total                                           $     58       $    147       $    210       $    514
                                                                 ========       ========       ========       ========

NOTE 2: Fully diluted earnings per share are not reported as the results would be anti-dilutive.

NOTE 3: Includes results of Faroudja for the period from June 8, 2000 to December 31, 2000.


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   SAGE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                                NINE MONTHS ENDED DECEMBER 31,
                                                                                ------------------------------
                                                                                  2000                1999
                                                                                ---------           ---------
Cash flows from operating activities:
    Net loss                                                                    $ (21,661)          $  (4,447)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Charge for in-process technology                                          7,200               2,500
          Depreciation                                                                816                 319
          Amortization of goodwill and other intangibles                           13,938                  --
          Stock compensation                                                          210                 514
          Changes in assets and liabilities:
             Accounts receivable                                                   (1,716)             (1,235)
             Inventories                                                           (1,210)               (506)
             Prepaid expenses and other assets                                       (713)               (355)
             Accounts payable                                                         532               1,111
             Accrued expenses and other liabilities                                (3,105)                371
                                                                                ---------           ---------
                Net cash used in operating activities                              (5,709)             (1,728)
                                                                                ---------           ---------

Cash flows from investing activities:
    Acquisition of property and equipment                                          (3,259)             (1,031)
    Payment of deposits                                                            (1,866)                 --
    Net cash acquired with Faroudja                                                18,667                  --
                                                                                ---------           ---------
                Net cash provided by (used in) investing activities                13,542              (1,031)
                                                                                ---------           ---------

Cash flow from financing activities:
          Shareholder receivables                                                    (483)                 --
          Proceeds from issuance of common stock upon
             exercise of stock options                                                633                  85
          Net proceeds from issuance of common stock
             in connection with license agreement                                      --                 500
          Net proceeds from issuance of common stock
             in connection of Initial Public Offering                                  --              37,248
          Net proceeds from issuance of preferred stock                                --               2,937
                                                                                ---------           ---------
                Net cash provided by financing activities                             150              40,770
                                                                                ---------           ---------

Net increase in cash and cash equivalents                                           7,983              38,011

                                                                                ---------           ---------
Cash and cash equivalents at beginning of period                                   38,936               2,473
                                                                                ---------           ---------

Cash and cash equivalents at end of period                                      $  46,919           $  40,484
                                                                                =========           =========

Supplemental disclosure of cash flow information:
    Interest paid                                                               $       2           $       5
                                                                                =========           =========
Non-cash investing and financing activities:
    Issuance of common and preferred stock in lieu
       of debt repayment                                                        $      --           $      --
                                                                                =========           =========
    Issuance of common stock in connection with
       acquisition of Faroudja                                                  $ 144,879           $      --
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

                                   SAGE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (IN THOUSANDS, UNAUDITED)


                                                                                                Deferred
                                                                                   Notes      Compensation
                                                Common Stock        Additional   Receivable    Related to
                                           ----------------------     Paid-in       from          Stock     Accumulated
                                            Shares        Amount      Capital   Stockholders     Options       Deficit       Total
                                           ---------    ---------    ---------  ------------  ------------  -----------   ---------
Balance at March 31, 2000 ..............      10,468    $     105    $  54,889   $     (75)     $    (372)   $ (13,270)   $  41,277
Issuance  of  common stock
  upon exercise of stock options .......         239            3          630          --             --           --          633
Issuance of common stock in
  connection with acquisition
     of Faroudja .......................       3,181           31      144,848          --             --           --      144,879
Issuance of promissory note ............                                              (500)                                    (500)
Repayment of notes receivable ..........          --           --           --          17             --           --           17
Amortization of deferred
  stock based compensation .............          --           --           --          --            210           --          210
Net loss ...............................          --           --           --          --             --      (21,661)     (21,661)

Balance at December 31, 2000 ...........      13,888    $     139    $ 200,367   $    (558)     $    (162)   $ (34,931)   $ 164,855
                                           =========    =========    =========   =========      =========    =========    =========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   SAGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with our financial statements and notes thereto for the three years ended March 31, 2000 that are included in our S-1 Registration Statement filing with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal, recurring adjustments, that are necessary for fair presentation of the results of the interim periods presented. The results of operations presented for the periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

        The allocation of purchase price, based in part upon an independent appraisal was as follows (in thousands):

                                                           ANNUAL        USEFUL
                                             AMOUNT     AMORTIZATION      LIFE
                                            --------    ------------    --------
Purchase Price Allocation:
   Tangible net assets                      $ 25,652      $     --            --
   Intangible assets acquired:
    Developed technology                       5,000         1,000       5 years
    Trademark and trade name                   2,500           500       5 years
    Assembled workforce                          940           188       5 years
    Customer list                              2,800           933       3 years
    Goodwill                                 110,626        22,124       5 years
   In-process research and development         7,200            --            --
                                            --------      --------
Total purchase price                        $154,718      $ 24,745
                                            --------      --------

        Based on the results of this valuation, Sage reported a charge of $7.2 million for the write off of in-process technology, and approximately $13,9 million for amortization of intangibles for the nine months ended December 31, 2000. The table below reflects the unaudited pro-forma combined results of Sage and Faroudja, as if the merger had taken place at the beginning of the nine months ended December 31, 2000 and 1999. The pro-forma information includes certain adjustments including non-cash charges for amortization of intangibles amounting to $18.6 million for the nine months ended December 31, 2000 and 1999, respectively. Both periods exclude a charge of $7.2 million for in-process technology. The pro-forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                              NINE MONTHS ENDED DECEMBER 31,
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          -------------------------------------
                                            2000                         1999
                                          --------                     --------
Net revenue                               $ 26,393                     $ 23,328
Net loss                                   (22,588)                     (21,129)
Net loss per share:
    Basic and diluted                     $  (1.65)                    $  (2.83)
Weighted average shares outstanding:
    Primary and diluted                     13,662                        7,454


4. INVENTORIES

        Inventories consisted of the following (in thousands):

                 DECEMBER 31, 2000     MARCH 31, 2000
                 -----------------     --------------
Raw materials        $1,330                $  306
Work-in-process       1,038                    --
Finished goods        1,603                   826
                     ------                ------
Total                $3,971                $1,132
                     ======                ======


5. SEGMENT INFORMATION

        Sage operates in one reportable segment, which is the development and sale of display processor integrated circuits ("ICs") and related circuit boards, systems, and accompanying software to support the display industry.

        Sage has operations in the United States and India. The India operation was established in January 1996. The results of the India operation for the three and nine months ended December 31, 2000 and 1999 and its total assets as of the respective dates were not material to Sage's consolidated financial statements.

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

        We offer state-of-the-art digital display processors that provide, highly integrated analog-to-digital conversion, signal reformatting and color processing capabilities. Our solutions are compatible with all commercially available display signal modes and display types and are designed with a common architecture, configurable software and modular components that can be easily and rapidly incorporated into digital display devices. We sell our processing solutions to leading display manufacturers, including NEC, Toshiba, Fujitsu, Sanyo and Samsung.

        Since our inception, we have focused primarily on the design and sale of high performance display processor ICs and will continue to do so as this is a high-growth volume market serving major mass-market manufacturers of displays and televisions. However, we also have systems business supplying system solutions to other market channels, and as of the December 2000 quarter, such system sales actually represented 49.9% of our total revenue. These systems comprise board level products, each including a display processor IC, which we sell into the embedded display market through a network of distributors and OEM customers, and a box level product which we sell into the home theater market through a wide network of dealers and installers. We expect our IC business will grow rapidly, while our system business remains static or even declines over time resulting in ICs accounting for a growing majority of total revenue over the next few years. Because board level products typically have lower margins than ICs we expect this to have a beneficial impact on our gross margin. Even though system activities are not our primary focus, we intend to continue to offer products into the markets for the foreseeable future. Our board level products provide a level of systems expertise that enables our major customers to develop and customize their product offerings. Our box products, sold under Faroudja's brand name, provide a powerful high-quality marketing umbrella which serves to shelter and promote a quality image for all out video processing products, including video processing ICs that may be developed and offered to the market.

        We recognize revenue at the time we ship products to our customers who generally have a short lead-time and maintain relatively limited inventory. In the case of systems products sold through distributors who may have limited return rights, we do not recognize revenue until we have received evidence that they have sold the inventory to their end customer.

        Since November 1996, we have introduced a succession of new display processor chips, starting with the Cheetah family and now featuring the Jaguar family. The process technology of these chips has progressed from a .6 micron, through .5 and .35 micron to .25 micron and we are currently planning our first
 .18-micron products. Our IC product development road map is driven by (i) introduction of increasingly lower geometry levels of process technology to reduce cost and improve performance; (ii) increasing levels of feature integration such as integrated analog to digital conversion ("ADC") and digital receiver so as to lower total system cost to our customer while increasing our average selling price; (iii) addition of incremental features such as AutoSet which simplifies end user calibration, Active Color Management which allows a manufacturer to ensure consistent color appearance on panels sourced from different vendors, and Picture in Picture (PiP) Auto detect to locate and optimize the color and brightness of video window and background screen, and
(iv) customization of our various technology and IP cores to produce a wider range of ICs with optimized price and performance levels for different market segments. Whereas at the beginning of fiscal 1999 we offered only one IC, the

Cheetah 2, we now offer a series of eight different ICs, targeted at analog or digital interface monitors, low or high resolution screens, and monitors (PC) or consumer products (televisions, DVDs and projectors).

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

        On February 18, 2000 Sage and Faroudja agreed to merge in a transaction that was accounted for as a purchase. Faroudja is a developer and provider of home theater systems that incorporate their proprietary decoding, de-interlacing and video enhancement technologies. The total purchase price of $154.7 million included the issuance of Sage Common Stock valued at $133.9 million, the assumption of Faroudja stock options and warrants valued at $16.8 million, and direct transaction costs of approximately $4.0 million. On June 7, 2000, shareholders of Sage and Faroudja approved the Merger Agreement between the companies, under which shareholders of Faroudja received 0.285 shares of Sage Common Stock for every share held. Based on the value of Sage stock on June 7, 2000 the purchase price of Faroudja would have been approximately $64 million. In compliance with US GAAP, Sage is required to value the transaction at $154.7 million based on the price of Sage stock on the date the proposal was originally announced. As a result of the products and technology acquired in this transaction, we have significantly strengthened our position in the consumer display market with system level products targeted at the home theater and broadcast markets, and have already developed the first of a new range of IC products to serve the growing television, DVD and internet appliance markets.

RESULTS OF OPERATIONS

        The following tables set forth, for the periods indicated, certain condensed consolidated statement of operations data reflected as a percentage of revenues. Our results of operations are reported as a single business segment.

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 -------------------------   -------------------------
                                                 DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                    2000          1999          2000          1999
                                                 -----------   -----------   -----------   -----------
Revenues ....................................       100.0%        100.0%        100.0%        100.0%
Cost of revenues ............................        56.2          54.1          53.2          58.2
                                                   ------        ------        ------        ------
Gross margin (loss) .........................        43.8          45.9          46.8          41.8
Operating expenses:
    Research and development ................        20.9          21.5          23.1          23.1
    Charge for in-process technology ........          --            --          29.1          20.3
    Selling, general and administration .....        32.5          35.7          35.9          33.2
    Amortization of intangibles .............        61.5            --          54.1            --
    Stock based compensation ................         0.6           3.0           0.8           4.2
                                                   ------        ------        ------        ------
         Total operating expenses ...........       115.5          60.2         143.0          80.8
                                                   ------        ------        ------        ------
Loss from operations ........................       (71.7)        (14.3)        (96.2)        (39.0)
Interest income (expense), net ..............         6.1           5.5           8.6           2.8
                                                   ------        ------        ------        ------
Net loss ....................................       (65.6)%        (8.8)%       (87.6)%       (36.2)%
                                                   ======        ======        ======        ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

        Revenues. Our total revenues were $9.7 million and $4.8 million in the three months ended December 31, 2000 and 1999, respectively, representing an increase of about 100.0%. Revenues from our digital display processor IC product line increased by 55.0% between the December 2000 and 1999 quarters as a result of additional customer design wins and the addition of new products to our IC product range. Unit sales of ICs increased by 23.0% in the December 2000 quarter while ASPs declined by about 5.6%. This resulted in increases in IC sales revenues of only 16.1% in the December 2000 quarter compared to 46.3% in the December 1999 quarter. This decline is primarily the result of the changing of product mix and the erosion of the selling price of the Jaguar D chip. We continue to expect sales of digital display processor IC products to grow faster than the home theater, circuit board and other products in future periods. Revenues from one customer, Toshiba, accounted for 15.0% of total revenues for the three months ended December 31, 2000.

        Gross margin. Our gross margin was 43.8% and 45.9% for the three months ended December 31, 2000 and 1999, respectively. The decrease in gross margin for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 was due to the decline in the ASP of our Jaguar D chip to meet competitive pressures in the Analog interface market, and increased costs of the Cheetah 4 chip as a result of increases in foundry price.

        Research and development. Our research and development expenses were $2.0 million and $1.0 million for the three months ended December 31, 2000 and 1999, respectively. Research and development expenses represented 20.9% and 21.5% of revenues for the three months ended December 31, 2000 and 1999, respectively. Our research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling which can fluctuate significantly from period to period as a result of our product development cycles. The increase in spending on purchased materials, designs and tooling is attributable to the development of the new range of Jaguar and FLI products that began to be introduced this quarter. We expect similar increases in future quarterly research and development expenses as we increase product development efforts in connection with our next generation of semiconductors, and focus on developing the Faroudja technology.

        Selling, general and administration. Selling, general and administration expenses were $3.1 million and $1.7 million for the three months ended December 31, 2000 and 1999, respectively. The increase in selling, general and administration expenses was largely the result of increased promotional activities in support of new Jaguar product developments and introductions, and the inclusion of Faroudja activities. Our selling, general and administration expenses consist primarily of compensation and personnel related expenses and commissions paid to independent sales representatives. The compensation and personnel related expenses increased by 5.9% to $1.5 million in the December 2000 quarter compared to 22.5% in the three months ended December 31, 1999. The increase in the December 2000 quarter partially reflects increases in headcount following the move from San Jose, CA to Milpitas, CA. As a percentage of revenues, our selling, general and administration expenses declined to 32.3% of revenues for the three months ended December 31, 2000 as compared to 35.7% of revenues for the three months ended December 31, 1999.

        Amortization of intangibles. As a result of the purchase transaction noted above, we recorded $121.9 million of intangibles, which will be amortized over the expected useful lives of between three and five years. In the three-month period ended December 31, 2000, we amortized approximately $6.2 million, and expect to amortize $6.2 million per quarter in subsequent periods.

        Stock compensation. Stock compensation expenses amounted to $58,000 and $147,000, for the three months ended December 31, 2000 and 1999, respectively. Deferred compensation, representing the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant, is amortized on an accelerated basis as the options vest.

        Interest and other income and (expense), net. Net interest and other income amounted to $591,000 for the three months ended December 31, 2000 compared to $266,000 in the three months ended December 31, 1999. This increase results from the investment of the proceeds of the IPO in November 1999 into interest bearing accounts.

        Provision for income taxes. We incurred operating losses for the three months ended December 31, 2000 and 1999 and therefore had no provision for income tax in either period. As of March 31, 2000, we had $6.1 million in net operating losses, which are available to offset future taxable income. If not used, the net operating losses expire between 2010 and 2020.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

        Revenues. Our total revenues were $24.7 million and $12.3 million in the nine months ended December 31, 2000 and 1999, respectively, representing an increase of 101.2%. Unit sales of ICs increased by 148.9% in the nine months ended December 31, 2000. This, along with lower ASPs resulted in increases in IC sales revenues of only 93.4% in the December 2000 quarter compared to 339.9% for the nine months ended December 31, 1999 quarter. This decline is primarily the result of the changing of product mix and the erosion of the selling price of the Cheetah 4 and Jaguar D chip. Revenues from one customer, NEC, accounted for 17.4% of total revenues for the nine months ended December 31, 2000.

        Gross margin. Our gross margin was 46.8% and 41.8% for the nine months ended December 31, 2000 and 1999, respectively. The increase in gross margin for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999 was due to an increasing proportion of higher margin IC products being sold compared to lower margin circuit board, system and other products.

        Research and development. Our research and development expenses were $5.7 million and $2.8 million for the nine months ended December 31, 2000 and 1999, respectively. Research and development expenses represented 23.1% of revenues for each of the nine-month periods ending December 31, 2000 and 1999. Our research and development expenses consist primarily of compensation and personnel related expenses and costs for purchased materials, designs and tooling which can fluctuate significantly from period to period as a result of our product development cycles. The increase in spending on purchased materials, designs and tooling is attributable to the development of the new range of Jaguar and FLI products. We expect similar increases in future quarterly research and development expenses as we increase product development efforts in connection with our next generation of semiconductors, and focus on developing the Faroudja technology.

        Charge for in-process technology. On June 7, 2000, shareholders of Sage and Faroudja approved the Merger Agreement between the companies, in a purchase transaction valued at $154.7 million. We are incorporating Faroudja technologies into our proprietary display processing solutions to create video solutions for the mass television market by combining Faroudja's decoding, deinterlacing and image algorithms with our technology. The acquired in-process technology was valued at $7.2 million, and we recorded an expense of this amount during the nine months ended December 31, 2000. Our successful development of the product is uncertain due to the challenges of integrating our technology with the Faroudja technology. If we fail to successfully develop the product on a timely basis, the introduction of new products could be prevented or delayed and ultimately decrease our ability to compete for new business. Such failure would negatively impact our future revenues and net income. The $2.5 million charge for the three months ended December 31, 1999 represents in-process technology related to a joint development agreement between Sage and Faroudja.

        Selling, general and administration. Selling, general and administration expenses were $8.9 million and $4.1 million for the nine months ended December 31, 2000 and 1999, respectively. Our selling, general and administration expenses consist primarily of compensation and personnel related expenses and commissions paid to independent sales representatives. The compensation and personnel related expenses increased by 140.0% to $4.2 million for the 9 months ended December 31, 2000 compared to $1.8 million for the 9 months ended December 31, 1999. As a percentage of revenues, our selling, general and administration expenses increased to 35.9% of revenues for the nine months ended December 31, 2000 as compared to 33.2% of revenues for the nine months ended December 31, 1999. This increase in selling, general and administration expenses in proportion to revenues was largely the result of increased promotional activities in support of new Jaguar product developments and introductions.

        Amortization of intangibles. As a result of the purchase transaction noted above, we recorded $121.9 million of intangibles, which will be amortized over the expected useful lives of between three and five years. In the period from date of acquisition through December 31, 2000, we amortized approximately $13.9 of goodwill and other intangible assets.

        Stock compensation. Stock compensation expenses amounted to $210,000 and $514,000, for the nine months ended December 31, 2000 and 1999, respectively. Deferred compensation, representing the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant, is amortized on an accelerated basis as the options vest.

        Interest and other income and (expense), net. Net interest and other income amounted to $2.1 million for the nine months ended December 31, 2000 compared to $349,000 in the nine months ended December 31, 1999. This significant increase results from the investment of the proceeds of the IPO in November 1999 into interest bearing accounts.

        Provision for income taxes. We incurred operating losses for the nine months ended December 31, 2000 and 1999 and therefore had no provision for income tax in either period. As of March 31, 2000, we had $6.1 million in net operating losses, which are available to offset future taxable income. If not used, the net operating losses expire between 2010 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have satisfied our liquidity requirements principally through the issuance and sale of private equity securities, totaling approximately $17.7 million, and an initial public offering in November 1999, which raised approximately $37.3 million, net of fees and expenses. During the nine months ended December 31, 2000, we used $5.7 million, for operating activities, primarily due to operating losses and increased working capital requirements relating to sales increases and Faroudja activities. Net cash arising from investing activities was $13.5 million for the nine months ended December 31, 2000, principally due to the cash balance of $18.7 million acquired with Faroudja, offset by deposits and asset purchases related to the new office building, which was occupied on October 1, 2000.

        As a result of the growth of IC sales in the nine months ended December 31, 2000, and full-capacity limitations at the Sage's foundry partners, we experienced certain difficulties in ensuring a regular flow of IC inventory purchases when required. This lead to a run-down of inventory, bunching of shipments, and delays in meeting a number of sales orders. As a result of greater procurement effort and a easing of fab capacity, we managed to increase our inventory as of December 31, 2000.

        As of December 31, 2000, we had $46.9 million in cash and cash equivalents. In addition, we had a $5.0 million credit facility under which no borrowings had been made. As of December 31, 2000, we continue to pay certain fees and expenses related to the Faroudja acquisition of approximately $4.0 million. We believe that our existing cash resources and credit facility will be sufficient to meet our capital requirements through the next twelve months. We may need to raise additional equity or debt financing in the future, although we are not currently negotiating for additional financing nor do we have any plans to obtain additional financing. Our future capital requirements will depend on many factors, including the rate of revenue growth, profitability, timing and extent of spending to support research and development programs, expansion of selling and marketing and administrative activities, timing or introductions of new products and product enhancements and market acceptance of our products. Further, we cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development, selling and marketing activities, which could harm our business, financial condition and results of operations. In the event that we do raise additional equity financing, existing investors could be further diluted.

        From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Although we have no current plans in this regard, any transactions, if consummated, may consume a portion of our working capital or require the issuance of equity securities that may result in further dilution to existing stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                                 BUSINESS RISKS

        This Quarterly Report on Form 10-Q contains numerous statements of a forward-looking nature relating to potential future events or to our future financial performance, including statements under the heading, "Results of Operations for the Three Months Ended December 31, 2000 and 1999." Our actual results may differ significantly from those forward-looking statements. Factors that may cause our actual results to differ may include: competitive forces in the market place, ability to control expenses, ability to protect our intellectual property and proprietary rights and shift in customer demand.

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

                         RISKS RELATED TO OUR OPERATIONS

EFFECTIVE JUNE 8, 2000, FAROUDJA LABS MERGED WITH SAGE. IF THE COSTS ASSOCIATED WITH THE MERGER EXCEED THE BENEFITS REALIZED, THE COMBINED COMPANY MAY EXPERIENCE INCREASED LOSSES.

        If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to Sage's stockholders resulting from the issuance of shares in connection with the merger, Sage's financial results, as well as those of the combined company on a consolidated basis, could be adversely affected, including increased losses.

A SIGNIFICANT AMOUNT OF THE COMPANY'S REVENUES WILL COME FROM A FEW CUSTOMERS AND ANY DECREASE IN REVENUES FROM THESE FEW CUSTOMERS COULD SIGNIFICANTLY IMPACT TOTAL REVENUES FOR THE COMPANY.

        Sage is dependent on a limited number of large customers. The company will, in the foreseeable future, also be dependent on a limited number of large customers for a substantial portion of its revenues. As a result of customer concentration any one of the following factors could significantly impact the total revenues for the company:

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

THE RELIANCE BY THE COMPANY ON A LIMITED NUMBER OF LARGE CUSTOMERS REDUCES OUR ABILITY TO NEGOTIATE FAVORABLE PRICING TERMS WITH OUR CUSTOMERS.

        The markets for digital display and video image enhancement products are highly concentrated among relatively few large manufacturers of certain types of personal computers, televisions, home theaters and consumer electronics. These manufacturers have significantly greater financial and other resources than Sage; therefore the company may be unable to negotiate favorable pricing terms with them. Any inability to negotiate favorable pricing terms with customers could impact our ability to generate positive earnings.

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

        Likewise, Sage is developing Faroudja products that are designed to conform with certain current industry broadcast standards. However, there can be no assurance that manufacturers will continue to follow these standards or that more desirable standards will not emerge. The acceptance of Faroudja's products also depends in part upon content providers developing and marketing content for end-user systems, such as video and audio playback systems, in a format compatible with Faroudja's products. There can be no assurance that these or other factors beyond Sage's control will not adversely affect the development of markets for Faroudja's products.

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

        Sage's display processors, Faroudja technology based video processing ASICs and the chips that will be produced by the company are complex products and are designed to be incorporated into digital and high definition display devices which are themselves complex. Although the products are, and will be, thoroughly tested, design and manufacturing defects may not be discovered during the manufacturing and testing process and may only be discovered when the finished products are connected to a signal source. Consequently, customers may discover errors or defects in hardware or software after large quantities of products have been fully incorporated into customers' digital and video display devices. To date, however, our customers have not, to the knowledge of the company, discovered errors or defects in their products. If customers of company were to discover errors or defects that may be identified after a device is connected to a signal source, the selling company could experience:

        -       loss of or delay in revenues and loss of market share;

        -       loss of customers;

        -       failure to achieve market acceptance;

        -       diversion of development resources;

        -       increased warranty costs;

        -       customer legal actions; and

        -       increased insurance costs.

In addition, in the event of a significant number of product returns due to a defect or recall of its products, revenues, gross margin and the name brands of the company could be significantly harmed.

THERE ARE RISKS ASSOCIATED WITH THE FAILURE TO IDENTIFY NEW MARKETS AND APPLICATIONS.

        The markets in which Sage competes or seek to compete are subject to rapid technological change, frequent new product introductions, changing customer requirements for new products and features, and evolving industry standards. The introduction of new technologies and the emergence of new industry standards could render Sage's products less desirable or obsolete. If the combined company fails to produce technologically competitive products in a cost-effective manner and on a timely basis or is unable to comply with industry standards in the future, our business and results of operations could be harmed.

        A substantial portion of the company's revenues have been derived from sales of products that address the home theater and commercial presentation markets. Certain of Sage's current Faroudja based products and future product plans address markets that are not now and may never become substantial commercial markets. The company's future growth will depend, in large part, on the company's ability to identify new markets for its products and to apply its products and technology to evolving markets and applications. There can be no assurance that these markets will become substantial commercial markets or that the company's products will achieve market acceptance in those markets. There can be no assurance that new display technologies will be successful or that the television and personal computer markets will converge, that these new markets will present substantial commercial opportunities, or that the company's products will adequately address these markets in a timely manner.

        Although we expect to continue to make significant investments in research and development to enhance the company's current products and to develop products incorporating new and existing technologies, we cannot offer any assurance that new products or product enhancements will be successfully developed. If developed, we cannot offer any assurance that any new products or product enhancements will be developed in time to capture market opportunities or achieve a significant or sustainable level of acceptance in new and existing markets.

THE COMPANY WILL BE EXPOSED TO DISTRIBUTION RISKS AND ISSUES SURROUNDING THE DIVERSIFICATION OF SALES CHANNELS.

        Sage sell its products domestically and internationally through distributors, third party sales representatives and dealers and the combined company's success depends on the continued efforts of this network. The loss of, or reduction in sales to, any of the company's key customers, could have a material adverse affect on the combined company's operating results. The short life cycles of the products of the company, and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the company or its competitors or other factors affecting the flat panel display and video imaging industry could result in significant product returns. In addition, there can be no assurance that new product introductions by competitors or other market factors will not require the combined company to reduce prices in a manner or at a time which has a material adverse impact upon the combined company's business, financial condition and operating results.

        An integral element of our strategy is to enhance and diversify our distribution channels. The company's ability to achieve revenue growth in the future will depend in large part on our success in recruiting and training sufficient sales personnel, third party sales representatives, distributors and resellers. Of which, a certain number currently distribute, or may in the future distribute, the product lines of our competitors. There can be no assurance that the combined company will be able to attract, train and retain a sufficient number of distributors, third party sales representatives or direct sales personnel, or that they will continue to recommend, or devote sufficient resources to market and provide customer support for the company's products. All of these factors could have a material adverse effect on the company's business, financial condition and operating results.

INTENSE COMPETITION MAY REDUCE THE DEMAND OR PRICES FOR OUR PRODUCTS, DECREASING OUR GROSS MARGIN.

        The markets in which Sage competes are intensely competitive. Rapid technological change, evolving industry standards and declining average selling prices in these markets could have a material adverse effect on the business, financial condition and results of operations of the company. As the overall price of personal computers, televisions and other products that use our technology continues to fall, we may be required to offer solutions to manufacturers at discounted prices due to increased price competition. At the same time, new, alternative display and video processing technologies and industry standards may emerge that directly compete with technologies that we offer. We may be required to increase our investment in research and development at the same time that product prices are falling. In addition, even after making this investment, we cannot assure you that our technologies will be superior to those of our competitors or that our products will achieve market acceptance, whether for performance or price reasons. Failure to effectively respond to these trends could reduce the demand for our products.

        Sage has competed with a range of diversified companies that offer display and video processors, some of which have substantially greater resources than we do. In particular, the company will compete against Communications Specialties Inc., Leitch Incorporated, Panasonic Broadcast and Television Systems Company, DVDO, Inc., TeraNex, Miranda Technology, Inc., NEC, RGB Spectrum, Cinema Pro Corporation dba Runco International, Arithmos, Inc., Genesis Microchip, Inc., Pixelworks, Inc., Silicon Image, Inc., DWIN Electronics, Inc., Extron Electronics, NEC Technologies, Inc. USA, Snell & Wilcox, Inc., Sony Corporation and Yamashita Engineering Manufacturing, Inc. We also compete in some instances against in-house processing solutions designed by large original equipment manufacturers. In the future, our current or potential customers may also develop their own proprietary display and video processors and become our competitors. In addition, start-up companies that are seeking to capitalize on business opportunities as a result of the shift from analog to digital technology may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality solutions to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities.

CONCERNS ABOUT AN ECONOMIC SLOWDOWN MAY INFLUENCE OUR CUSTOMERS TO REDUCE PRODUCTION AND INVENTORY OF DISPLAY PRODUCTS IN ANTICIPATION OF A SLOWDOWN.

        Unforeseen reduction in demand by our customers could reduce orders and shipments, which could result in increased inventory. Since order cycles are brief and the backlog small, we are required to carry a certain level of inventory to service our customers. If our inventory buildup as a result of order postponement, or cutbacks of sales forecasts by our customers, we could end up with excess inventory that is either unusable, or that has to be sold a clearance prices which will harm our sales margins.

FLUCTUATIONS IN THE OPERATING RESULTS MAKE IT DIFFICULT TO PREDICT THE COMPANY'S FUTURE PERFORMANCE AND MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

        The quarterly operating results for Sage have fluctuated significantly in the past and we expect our results to fluctuate significantly in the future based on a number of factors. Some of these factors arise from decisions we have made with respect to the timing and magnitude of expenditures and our ability to control our revenues. Our operating expenses, which include research and development expenses and selling, general and administration expenses, are relatively fixed over the short-term. If our revenues are lower than we expect because we sell fewer display processors or video image enhancement products, because we delay the release or the announcement of new products or because of other reasons, we may not be able to quickly reduce our spending in response. In addition, our revenues could fall short of our expectations if we experience delays or cancellations of even a small number of orders.

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

SAGE RELIES ON INDEPENDENT FOUNDRIES AND MANUFACTURING.

        Sage currently relies on independent foundries to manufacture, assemble and test all of their semiconductor components and products. These independent foundries fabricate products for other companies and may also manufacture products of their own design. The combined company will purchase products from all of its foundries pursuant to individually negotiated purchase orders. The company does not have long-term supply contracts with any of these foundries, and, therefore, none of them will be obligated to supply products to the combined company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. The reliance by the combined company on independent foundries involves a number of risks, including the inability to obtain adequate capacity, unavailability of or interruption of access to certain process technologies, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, and potential misappropriation of our intellectual property. The ability of the company to obtain the foundry capacity necessary to meet the demand for their products is based in part on their ability to accurately forecast demand. If the combined company fails to accurately forecast its future demand, we may be unable to obtain adequate supplies of integrated circuits on a timely basis. There can be no assurance that the company will be able to accurately forecast the demand for its products or obtain sufficient foundry capacity in the future.

        While Sage has not experienced any material disruptions in supply to date, there can be no assurance that manufacturing problems will not occur in the future. In the event that any of the combined company's foundries are unable or unwilling to produce sufficient supplies of our products in required volumes at acceptable costs, the combined company will be required to reallocate production among our other existing foundries or identify and qualify acceptable alternatives. This qualification process could take six months or longer, and no assurance can be given that any additional source would become available to the company or would be in a position to satisfy the company's production requirements on a timely basis. The loss of any of the company's foundries, the inability of the company to obtain additional production in a period of increased demand, or the company's inability to obtain timely and adequate deliveries from its suppliers could reduce or delay shipments of our products. Any of these developments could damage relationships with the company's current and prospective customers and could have a material adverse effect on our business, financial condition and operating results.

        The reliance by the company on third-party manufacturers limits our control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the company's assemblers or other circumstances that would require the company to seek alternative sources of assembly could lead to supply constraints or delays in the delivery of our products. In addition, the need for high quality assurance by the company may increase costs paid by the company to third parties for manufacturing and assembly of our products. These constraints or delays could damage relationships with current and prospective customers and could have a material adverse effect on our business, financial condition and operating results. In addition, third party contractors assemble Sage's board level display processor products and Faroudja based home theater and broadcast products.

SAGE CURRENTLY DEPENDS ON A LIMITED NUMBER OF CONTRACT MANUFACTURERS FOR ITS SEMICONDUCTOR AND SYSTEM LEVEL PRODUCTS, AND IT MUST ORDER PRODUCTS FROM THEM BASED ON FORECASTS FROM CUSTOMERS FROM WHICH SAGE DOES NOT HAVE FIRM PURCHASE ORDERS.

        Sage does not own or operate a semiconductor fabrication facility and it does not have the resources to manufacture our products internally. Currently, Sage's digital interface chips, the Cheetah4 and Jaguar D, are being manufactured, assembled and tested by Kawasaki LSI U.S.A., Inc., and Cheetah3 chips are being manufactured, assembled and tested by Fujitsu Microelectronics Inc. Sage's new Jaguar series of dual analog chips are being be manufactured by Taiwan Semiconductor Manufacturing Company and Sage will be responsible for the assembly and testing. Sage produces its FLI2200 de-interlacing chip at ST Micro, continuing a former long-term Faroudja relationship. Sage's system level products are manufactured and tested by Topline Electronics or Eagle Manufacturing while the Faroudja based box products are manufactured by Bestronics. Sage does not have a long-term supply contract with any of its contract manufacturers, and they are not obligated to supply Sage with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. Sage tries not to maintain substantial inventories of products, but it must often place orders for products two to six months before they are needed and before it has firm purchase orders for those products. None of Sage's products is currently manufactured by more than one supplier. There are many risks associated with our dependence on third-party manufacturing, assembling and product testing relationships, including:

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

FAILURE TO MANAGE OUR EXPANSION EFFECTIVELY COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE OUR REVENUES AND IMPROVE OUR EARNINGS.

        The ability of the company to successfully offer our products in a rapidly evolving market requires effective planning and management processes. We continue to increase the scope of our operations domestically and internationally and have increased our headcount substantially. The past growth of Sage, and the expected future growth of the company, places a significant strain on our management systems and resources including our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to expand, train and manage our workforce worldwide.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESSES EFFECTIVELY, AND IF WE ARE UNABLE TO RETAIN OR HIRE ADDITIONAL PERSONNEL, OUR REVENUES AND PRODUCT DEVELOPMENT EFFORTS COULD BE HARMED.

        The future success of the company depends upon the continued services of our executive officers and other key engineering, sales, marketing and support personnel, many of whom would be difficult to replace. Current and prospective employees of Sage may experience uncertainty about their future roles. This uncertainty may adversely affect the company's ability to retain key management, sales, marketing and technical personnel, or to attract qualified personnel in the future.

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

        The ability of the company to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology. However, we cannot assure you that the degree of protection offered by the patents held by the company will be sufficient or that any of our pending patents will be issued. In addition, competitors in both the U.S. and foreign countries, many of which have substantially greater resources, may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products.

        Our competitors may also be able to design around the licensed patents. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products or intellectual property rights to the same extent as the laws of the United States. There can be no assurance that the steps taken by Sage to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

        Substantially all of the intellectual property used on Faroudja based products is licensed to Sage by Yves Faroudja. There are risk associated with this intellectual property because Sage is a licensee and not the owner of such intellectual property rights. Under his agreement with Sage, Mr. Faroudja retains the non-exclusive right to license his patents and technologies to third parties for use outside Sage's field of use. Notwithstanding the particular terms of the license agreement with Mr. Faroudja, the company faces the risk that he may attempt to terminate the granted licenses and that such an attempt may be successful or that the response to such attempt may consume substantial financial and personnel resources. In the event Sage's resources are so consumed, such consumption could have a material adverse affect on the company's business, financial condition and operating results.

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

SAGE HAS INCURRED NET LOSSES SINCE INCEPTION, AND SAGE MAY NOT ACHIEVE OR SUSTAIN ANNUAL PROFITABILITY.

        Sage incurred net losses of $2.8 million; $4.8 million and $4.6 million for each of the respective years ended March 31, 1998, 1999 and 2000, and had an accumulated deficit of $34.9 million as of December 31, 2000. In addition Sage has capitalized approximately $114 million of goodwill and intangibles in connection with the acquisition of Faroudja and intends to amortize this over five years, resulting in annual charges to operating expenses of over $20 million per year. Accordingly, Sage expects to continue to report additional operating losses, and even before non-cash charges, Sage may continue to report operating losses for at least the next 12 months. Although Sage has experienced revenue growth in recent periods, this growth is not necessarily indicative of future operating results, and we cannot assure you that we will be able to sustain the growth in our revenues. If Sage and the combined company do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future or at all. This may in turn cause Sage's stock price to decline. In addition, if Sage does not achieve or sustain profitability in the future, we may be unable to continue our operations.


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

SAGE'S FOREIGN CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF ITS REVENUES, AND IF SAGE DOES NOT SUCCESSFULLY ADDRESS CERTAIN RISKS ASSOCIATED WITH ITS INTERNATIONAL OPERATIONS, ITS REVENUES COULD DECREASE AND ITS BUSINESS PROSPECTS COULD DETERIORATE BECAUSE THE MAJORITY OF ITS CUSTOMERS COULD BE LOST AT A SUBSTANTIAL COST TO ITS BUSINESS PROSPECTS AND ITS REVENUES COULD DECLINE.

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

        In December 1999, the Security Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition Financial Statements". In October 2000, the SEC released interpretive guidance on SAB 101 in the form of Frequently Asked Questions. We are currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but do not expect that such an impact, if any, would be material. The accounting and disclosures prescribed by SAB 101 will be effective for Sage's fiscal year ended March 31, 2001.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. The Interpretation is intended to clarify problems that have arisen in practice since the issuance of APB No. 25. Sage does not expect that the adoption of FASB Interpretation No. 44 will have a significant effect on Sage's results of operations or its financial position.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        As of February 14, 2001, there were no pending legal proceedings to which we are a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS:

        2.1 Agreement and Plan of Merger and Reorganization dated February 18, 2000 by and among Sage, Inc., Inland Merger Sub, Inc. and Faroudja, Inc. which is incorporated by reference to Appendix A to the Company's Form S-4/A, dated May 5, 2000.

        3.1 Certificate of Amendment of Restated Certificate of Incorporation, which is incorporated herein by reference to Form 10-Q as filed with the Commission on February 11, 2000.

        3.2. Bylaws, which is incorporated herein by reference to Form S-1 as filed with the Commission, with an effective date of November 10, 1999.

   (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SAGE, INC.
                                          Registrant

Date: February 14, 2001                        By:   /s/ Simon P. Westbrook
                                                  ------------------------------
                                                     Simon P. Westbrook
                                                     Chief Financial Officer