Form 10-Q
period 2001-06-30
SAGE INC/CA
filed 2001-08-14
CIK 1063662

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-83665

SAGE, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0501710 (I.R.S. Employer Identification No.)
1601 McCarthy Boulevard, Milpitas, CA (Address of Principal Executive Offices)	95035 (Zip Code)

(408) 383-5300
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 10, 2001, there were 14,047,301 shares of the Registrant's common stock, $0.01 par value per share, outstanding.

SAGE, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2001 and March 31, 2001	3
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	15
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities and Use of Proceeds	27
Item 6.	Exhibits and Reports on Form 8-K	27

PART I

Item 1. Financial Statements

SAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2001	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$23,469	$22,344
Short-term marketable securities	15,483	19,040
Accounts receivable, net	5,656	6,479
Inventories, net	6,783	6,861
Prepaid expenses and other assets	1,698	1,220

Total current assets	53,089	55,944
Property & equipment, net	4,663	4,440
Lease deposits	2,047	1,906
Goodwill and other intangible assets, net	9,637	10,280

Total assets	$69,436	$72,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,123	$3,312
Accrued expenses and other liabilities	3,428	3,299

Total current liabilities	5,551	6,611

Stockholders' equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 13,985,000 and 13,925,000 issued and outstanding	140	139
Additional paid-in capital	200,915	200,844
Notes receivable from stockholders	(58)	(558)
Deferred compensation related to stock options and restricted stock	(80)	(115)
Accumulated deficit	(137,032)	(134,351)

Total stockholders' equity	63,885	65,959

Total liabilities & stockholders' equity	$69,436	$72,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	June 30, 2001	June 30, 2000
Revenue	$8,094	$6,476
Cost of revenue	4,461	3,358

Gross profit	3,633	3,118

Operating expenses:
Research and development	2,585	1,439
Charge for in-process technology	—	7,200
Selling, general and administration	3,513	2,636
Amortization and write-off of intangibles	643	1,501
Stock compensation	35	88

Total operating expenses	6,776	12,864

Loss from operations	(3,143)	(9,746)
Interest and other income, net	462	653

Net loss	$(2,681)	$(9,093)

Number of weighted average outstanding common shares	13,901	10,997

Basic and diluted net (loss) earnings per share	$(0.19)	$(0.83)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(2,681)	$(9,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for in-process technology	—	7,200
Depreciation	418	177
Amortization	643	1,564
Stock compensation	35	88
Changes in assets and liabilities:
Accounts receivable	823	(1,072)
Inventories	78	817
Prepaid expenses and other assets	(478)	96
Accounts payable	(1,189)	1,526
Accrued expenses and other liabilities	129	(1,590)

Net cash used in operating activities	(2,222)	(287)

Cash flows from investing activities:
Sale of marketable securities, net	3,557	—
Acquisition of property and equipment	(641)	(259)
Acquisition of other non-current assets	(141)	(1,162)
Net cash acquired with Faroudja	—	18,667

Net cash provided by investing activities	2,775	17,246

Cash flow from financing activities:
Repayment of shareholder's note	500	17
Proceeds from issuance of common stock upon exercise of stock options	72	38

Net cash provided by financing activities	572	55

Net increase in cash and cash equivalents	1,125	17,014
Cash and cash equivalents at beginning of period	22,344	38,936

Cash and cash equivalents at end of period	$23,469	$55,950

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of Faroudja	$—	$144,883

Current assets, excluding cash, acquired in connection with acquisition of Faroudja	$—	$3,519

Current liabilities acquired in conection with acquisition of Faroudja	$—	$3,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    Organization and business

    Sage, Inc. (Sage), a Delaware corporation, and its wholly owned subsidiaries, Sage Design Systems (India) Pvt., Ltd., and Faroudja, Inc. (Faroudja) (and its wholly owned subsidiary Faroudja Laboratories, Inc), provide digital display and video processors, enabling superior picture quality for a variety of consumer technology and PC-display products ranging from web appliances to TVs and flat panel monitors. Leveraging Faroudja technology from its acquisition of Faroudja in June 2000, Sage is developing products that bring the home theater experience to the mass consumer and PC-display market through digitally enhanced television, projection displays, DVD players and internet appliances. Sage believes that its systems-on-a-chip technology provides highly integrated mixed-signal and system functionality with higher picture quality than lower-quality processors at a similar component cost.

    Basis of presentation

    The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with our financial statements and notes thereto for the three years ended March 31, 2001 that are included in our Form 10-K Statement filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, that are necessary for fair presentation of the results of the interim periods presented. The results of operations presented for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    Earnings per share

    Basic earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during that period. Diluted earnings per share have not been calculated for all periods since the result would be anti-dilutive.

    Merger with Faroudja

    On February 18, 2000 Sage and Faroudja agreed to merge in a transaction to be accounted for as a purchase. On June 7, 2000, shareholders of Sage and Faroudja approved the Merger Agreement between the companies, under which shareholders of Faroudja received 0.285 shares of Sage Common Stock for every share held.

    The table below reflects the unaudited pro-forma combined results of Sage and Faroudja, as if the merger had taken place at the beginning of the three months ended June 30, 2000. The pro-forma information contains certain adjustments including non-cash charges for amortization of intangibles amounting to $0.6 million and $6.2 million for the three months ended June 30, 2001 and 2000, respectively, and excluding the charge of $7.2 million of in-process technology in the June 2000 quarter. The pro-forma information does not necessarily reflect the actual results that would have occurred had the merger taken place at the beginning of the three-month period ended June 30, 2000, nor is it necessarily indicative of future results of operations of the combined companies.

    The unaudited pro-forma combined results are as follows:

	Three months ended June 30,
	2001	2000
	(In thousands, except per share data)
Net sales	$8,094	$8,143
Net loss	(2,681)	(10,019)
Net loss per share:
Basic and diluted	$(0.19)	$(0.74)
Weighted average common shares outstanding
Basic and diluted	13,901	13,586

    Inventories

    Inventories consisted of the following:

	June 30, 2001	March 31, 2001
	(In thousands)
Finished goods	$6,428	$6,301
Work-in-process	1,404	1,569
Raw materials	1,361	1,400

Subtotal	9,193	9,270
Inventory reserve	(2,410)	(2,409)

Total	$6,783	$6,861

    Segment Information

    Sage manages its operations in two segments, integrated circuits (IC) and systems (home theater boxes and printed circuit boards). Sage does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows:

	Three Months Ended June 30,
	2001	2000
	(In thousands)
Revenues:
ICs	$5,029	$3,703
Systems	3,065	2,773

Total revenue	$8,094	$6,476

Cost of revenues:
ICs	$2,956	$1,724
Systems	1,505	1,634

Total cost of revenue	$4,461	$3,358

Gross profit:
ICs	$2,073	$1,979
Systems	1,560	1,139

Total gross profit	$3,633	$3,118

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements are subject to the safe harbors created thereby. The forward-looking statements are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business, which involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, our business and operations are subject to substantial risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

    We offer state-of-the-art digital display processors that provide highly integrated signal interfaces, signal reformatting and color processing capabilities. Our solutions are compatible with a variety of commercially available display signal modes and display types and are designed with a common architecture, configurable software and modular components that can be easily and rapidly incorporated into digital display devices. We sell our processing solutions to leading display manufacturers, including Compal, Fujitsu, NEC, Philips, Sanyo, Samsung, Sony and Toshiba

    Since our inception, we have focused primarily on the design and sale of high performance display processor ICs and will continue to do so as this is a high-growth volume market serving major mass-market manufacturers of displays and televisions. However, we also have a legacy systems business supplying system solutions to other market channels, including board level solutions to industrial customers and video processing boxes to the home theater market. As of the quarter ended June 2001, such system sales represented 38% of our total revenue. We expect our IC business will grow rapidly, while our system business remains static or even declines over time resulting in ICs accounting for a growing majority of total revenue over the next few years. Even though system activities are not our primary focus, we intend to continue offering products into the home theater markets for the foreseeable future. Our home theater box products, sold under the Faroudja brand name, provide a powerful high-quality marketing umbrella which serves to shelter and promote a quality image for all our video processing products, including video processing ICs that may be developed and offered to the mass market.

    We recognize revenue at the time we ship products to our customers who generally have a short lead-time and maintain relatively limited inventory. In the case of system products sold through distributors who have limited return rights, we do not recognize revenue until we have received evidence that they have sold the inventory to their end customers.

    Since November 1996, we have introduced a succession of new display processor ICs, starting with the Cheetah family and now featuring the Jaguar family. Our IC product development road map is driven by (i) introduction of latest generation manufacturing processes, reducing the die size of our earliest ICs from .6 micron in stages to .18 micron in the case of our latest IC, thereby reducing cost and improving performance; (ii) integration of increased levels of features such as integrated analog to digital conversion and digital receiver so as to lower total system cost to our customer while increasing our average selling price; (iii) addition of incremental features such as AutoSet which simplifies end user calibration, Active Color Management which allows a manufacturer to ensure consistent color appearance on panels sourced from different vendors and Picture in Picture (PiP) Auto detect to locate and optimize the color and brightness of video window and background screen, and (iv) customization of our various technology and IP cores to produce a wider range of ICs with optimized price and performance levels for different market segments. Whereas at the beginning of fiscal year 1999 we offered only one IC, the Cheetah 2, we now offer a series of fourteen different ICs, targeted at analog, digital, or dual interface monitors, low or high resolution screens, and monitors (PC) or consumer products (televisions, DVDs and projectors).

    Initially, we purchased packaged, assembled and tested semiconductor products for our discrete digital display processors. However, with the launch of our new range of mixed signal ICs, we have assumed greater responsibility over this process by separately subcontracting for the production of wafers, the assembly of the completed semiconductor, and their testing. While this transition to a new manufacturing model exposes us to greater responsibilities for semiconductor yields and the coordination of the assembly and testing process, we believe that our gross margins should improve and that the transition should result in our having greater control over the manufacturing process.

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

    As a result of this review, management recorded a $91.5 million impairment charge to reduce goodwill for the year ended March 31, 2001. The charge was determined based upon estimated discounted cash flows using a discount rate of 15 percent. The assumptions supporting cash flows, including the discount rate, were determined using management's best estimates.

    Results of Operations

    The following tables set forth, for the periods indicated, certain condensed consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended
	June 30, 2001		June 30, 2000
Revenues
ICs	62.1%		57.2%
Systems	37.9%		42.8%

Total revenue	100.0%		100.0%
Cost of revenues
ICs	37.8%		26.6%
Systems	17.3%		25.3%

Total cost of revenue	55.1%		51.9%

Gross profit margin	44.9%		48.1%
Operating expenses:
Research and development	31.9%		22.2%
Charge for in-process technology	0.0%		111.2%
Selling, general and administration	41.7%		40.7%
Amortization and impairment of intangibles	8.0%		23.2%
Stock compensation expense	0.4%		1.4%
Total operating expenses	82.0%		198.6%

Loss from operations	(37.1%	)	(150.5%	)
Interest income (expense), net	5.7%		10.1%

Net loss	(31.4%	)	(140.4%	)

    Results of Operations for the Three Months Ended June 30, 2001 and 2000

    Revenue.  Revenue increased 25% to $8.1 million in the quarter ended June 30, 2001 from $6.5 million in the quarter ended June 30, 2000. The increase in net revenue is due partly to increases in design wins as well as the introduction of new products. In addition, the increase also reflects incremental revenues of $2.1 from our acquisition of Faroudja. In the quarter ended June 30, 2001 sales increased sequentially by 21% from the preceding quarter reflecting a resumption in orders of our discrete processor chips serving the Japanese market; the launch and initial shipments of new product offerings into the integrated digital interface market and the integrated analog interface market; and a more than doubling in the number integrated circuit chips shipped into our emerging consumer market. Revenues from one customer, NEC, accounted for 10% of total revenue.

    IC revenue increased 35% to $5.0 million in the quarter ended June 30, 2001 from $3.7 million in the quarter ended June 30, 2000. The increase in IC revenue is due to a 46% increase in units sold to new and existing customers offset by lower average selling prices (ASP). The decline in the ASP reflects an increasing proportion of mature discrete products such as the Cheetah 4 and the Jaguar D IC. Sales of ICs to consumer markets accounted for $1.2 million of IC revenue. Revenues from five customers, NEC, Compal, Hynix, Fujitsu and Scribe accounted for 16%, 14%, 14%, 12% and 10%, respectively, of total IC revenues.

    System revenues increased 10% to $3.1 million in the quarter ended June 30, 2001 from $2.8 million in the quarter ended June 30, 2000. System revenues include revenues from box and board level products. The nominal increase in system revenues represent the net of significant decreases in board level sales of about $1.1 million offset by $1.4 million incremental revenue generated from the box level products acquired with the Faroudja acquisition.

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

    Cost of Revenue.  Cost of net revenue increased 33% to $4.5 million in the quarter ended June 30, 2001 from $3.4 million in the quarter ended June 30, 2000, including $0.8 million of incremental cost of revenue from the Faroudja acquisition. The increase in cost of net revenues from the June quarter 2000 to the June quarter 2001 was primarily due to the increase in sales volume.

    Cost of IC revenue consists of the cost of display processor ICs purchased from independent foundry suppliers. Cost of IC revenues increased 71% to $3.0 million in the quarter ended June 30, 2001 from $1.7 million in the quarter ended June 30, 2000. The increase in IC cost of revenue from the June quarter 2000 to the June quarter 2001 was primarily due to a 46% increase in volume of IC shipments. As a percentage of IC revenue, cost of IC revenue was 59% in the quarter ended June 30, 2001 and 49% in the quarter ended June 30, 2000. The increase in cost of IC revenue from the June quarter 2000 to June quarter 2001 as a percentage of IC revenue is due to the erosion of ASPs for mature discrete IC products, the increase in costs experienced as a result of higher silicon costs for ASICs purchased or committed during the foundry capacity constraints of late 2000, and product mix.

    Cost of system revenue consists principally of the cost of purchase, assembly and test of system level products from subcontractors. The cost of system revenue decreased 4% to $1.51 million in the quarter ended June 30, 2001 from $1.57 million in the quarter ended June 30, 2000.

    Gross margin.  Our overall gross margin decreased 4.2% to 44.9% in the quarter ended June 2001 from 49.1% in the quarter ended June 2000. The decrease represents decreases in gross margin for ICs as a result of higher silicon cost of certain ICs following increases in foundry prices experienced in the last half of 2000 as a result of capacity constraints, decreases in prices charged for discrete processors used in two chip solutions which were reduced to compete directly with a competitor offering an integrated one chip solution, and delays in introducing new integrated mixed-signal ICs which gave rise to a maturing of the product mix. These decreases are offset by increases in gross margin for system level products due to changes in product mix. System level sales in the June 2001 quarter were principally home theater product sales, which have higher margins then board level products. System level sales in the June 2000 quarter consisted mainly of lower margin board products since the acquisition of the Faroudja home theater business did not occur until late in the June 2000 quarter.

    Research and development.  Our research and development expenses consist primarily of compensation and personnel related expenses, engineering and design tools, and the costs for purchased materials, designs and tooling which can fluctuate significantly from period to period as a result of our product development cycles. Our research and development expenses were $2.6 million and $1.4 million for the quarters ended June 30, 2001 and 2000, respectively. Research and development expenses represented 31.9% and 22.2% of revenues for the quarters ended June 30, 2001 and 2000, respectively. The increase in personnel, engineering and design tools, purchased materials, designs and tooling is attributable to the continued development of the new range of Jaguar and FLI IC products and the Native Rate Series of systems products, which were introduced in the second half of fiscal year 2001. Sage anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue and when we commit to product development efforts in connection with our next generation of semiconductors.

    We believe that our ability to maintain our competitiveness and increase market share will depend largely upon our ability to enhance existing products and develop, acquire and integrate new products. The market for ICs is characterized by rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.

    Charge for in-process technology.  Sage's in-process technology charges were $0 and $7.2 million in the quarters ended June 30, 2001 and 2000. The acquired in-process technology from Faroudja was valued at $7.2 million, which was expensed in June 2000.

    Selling, general and administration.  Selling, general and administrative expenses include salaries, in-house commissions, commissions to independent sales distributors and representatives, travel, trade shows, advertising and other promotional expenses. Selling, general and administration expenses increased 33% to $3.5 million in the quarter ended June 2001 from $2.6 million in quarter ended June 2000. The increase in selling, general and administration expenses was principally related to the incremental costs of Faroudja arising from the acquisition, the costs associated with the introduction of new products, including the Jaguar and the FLI family of ICs, and the cost of promoting and developing new customers. As a percentage of revenue, selling, general and administration expenses represented 41.7% and 40.7% of revenues for the June quarter 2001 and 2000, respectively. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars, but will decline as a percentage of net revenue.

    Amortization and impairment of intangible assets.  Intangible assets consist of goodwill, technology and other intangible assets acquired in the purchase of Faroudja. Sage amortized $0.6 million and $1.6 million of intangible assets for the quarters ended June 2001 and 2000, respectively.

    Stock compensation.  Sage expensed stock compensation of approximately $35,000 and $88,000 in the quarters ended June 2001 and 2000, respectively. Stock compensation expenses relate to options granted below the perceived fair market value prior to Sage's initial public offering and represent the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant.

    Interest and other income and (expense), net.  Net interest and other income amounted to $462,000 and $653,000 in the quarters ended June 2001 and 2000, respectively. This decrease is the result of lower investment balances and decreases in interest rates and dividends earned.

    Provision for income taxes.  Sage incurred operating losses in fiscal years 2001 and 2000, and therefore made no provision for income tax in these fiscal years. As of March 31, 2001, Sage had approximately $15 million in net operating losses, which are available to offset future taxable income and will expire between 2011 and 2021.

    Liquidity and Capital Resources

    Since inception, we have satisfied our liquidity requirements principally through the issuance and sale of private equity securities, totaling approximately $17.7 million, and an initial public offering in November 1999, which raised approximately $37.2 million, net of fees and expenses. We also acquired $18.7 million in incremental cash as a result of our acquisition of Faroudja in June 2000. During the three months ended June 30, 2001, cash increased $1.1 million and our investment in short-term marketable securities decreased $3.6 million. The net decrease in cash, cash equivalents and marketable securities of $2.5 million, was used to acquire property and equipment, fund increases in lease deposits and fund current operations.

    As of June 30, 2001, we had $23.5 million in cash and cash equivalents and $15.5 million in short-term marketable securities. In addition, we had a $5.0 million credit facility under which no borrowings had been made. We believe that our existing cash resources and credit facility will be sufficient to meet our capital requirements through the next twelve months. We may need to raise additional equity or debt financing in the future, although we are not currently negotiating for additional financing nor do we have any plans to obtain additional financing. Our future capital requirements will depend on many factors, including the rate of revenue growth, profitability, timing and extent of spending to support research and development programs, facilities expansion of about $750,000 in India, expansion of selling and marketing and administrative activities, timing or introductions of new products and product enhancements and market acceptance of our products. Further, we cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development, selling and marketing activities, which could harm our business, financial condition and results of operations. In the event that we do raise additional equity financing, existing investors could be further diluted.

    From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Although we have no current plans in this regard, any transactions, if consummated, may consume a portion of our working capital or require the issuance of equity securities that may result in further dilution to existing stockholders.

    Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137 and 138, requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. As amended, SFAS 133 is effective for Sage's fiscal year 2002. We have determined that due to our limited use of derivative instruments, the adoption of SFAS 133 did not have a material impact on Sage's results of operations or its financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The adoption of SAB 101 did not have a material impact on Sage's results of operations or its financial position.

    In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB 25. The adoption of FASB Interpretation No. 44 did not have a material impact on Sage's results of operations or its financial position.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Sage did not have any business combination transactions in the quarter ended June 30, 2001.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which in Sage's case is effective for fiscal years beginning after

December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing the impact of SFAS 142 on Sage's financial position and results of operations.

Item 3. Quantitative and Qualitative Discussion of Market Risks

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

    A significant amount of Sage's revenues arise from a few customers and any decrease in revenues from these few customers could significantly impact our total revenues.

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

    Our display-manufacturing customers have regular design cycles for their next display models. Our future success will depend to a substantial degree upon our ability to develop and introduce new products and enhancements to our existing products, and to do so on a schedule that makes our products and enhancements available at the time our customers are making purchasing decisions.

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

    Our display processors are complex products and are designed to be incorporated into digital and high definition display devices which are themselves complex. Although the products are, and will continue to be, thoroughly tested, design and manufacturing defects may not be discovered during the manufacturing and testing process and may only be discovered when the finished products are connected to a signal source. Consequently, customers may discover errors or defects in hardware or software after large quantities of products have been fully incorporated into customers' digital and video display devices. To date, however, our customers have not, to our knowledge, discovered any significant errors or defects in their products. If our customers were to discover errors or defects that may be identified after a device is connected to a signal source, the customer might hold us responsible for:

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

    The markets in which we compete are intensely competitive. Rapid technological change, evolving industry standards, and declining average selling prices in these markets could have a material adverse effect on our business, financial condition and results of operations. As the overall price of personal computers, televisions and other products that use our technology continues to fall, we may be required to offer solutions to manufacturers at discounted prices due to increased price competition. At the same time, new, alternative display and video processing technologies and industry standards may emerge that directly compete with technologies that we offer. We may be required to increase our investment in research and development at the same time that product prices are falling. In addition, even after making this investment, we cannot be sure that our technologies will be superior to those of our competitors or that our products will achieve market acceptance, whether for performance or price reasons. Failure to effectively respond to these trends could reduce the demand for our products.

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

    Concerns about an economic slowdown may influence Sage's customers to reduce production and inventory of display products in anticipation of a slowdown or further slowdown of their business.

    Unforeseen reduction or expectations of a reduction in demand by our customers could reduce orders and shipments, which could result in us carrying increased inventory. Since order cycles are brief and the backlog small, we are required to carry a certain level of inventory to service our customers. If our inventory builds up as a result of order postponement, or cutbacks of sales forecasts by our customers, we could end up with excess inventory that is either unusable, or that has to be sold at clearance prices which will harm our gross margins.

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

    We currently rely on independent foundries to manufacture, assemble, package and test most of our semiconductor products. These independent foundries fabricate products for other companies and may also manufacture products of their own design. We purchase products from all of our foundries pursuant to individually negotiated purchase orders. We do not have long-term supply contracts with any of these foundries, and, therefore, none of them will be obligated to supply products for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Our reliance on independent foundries involves a number of risks, including the inability to obtain adequate capacity, unavailability of or interruption of access to certain process technologies, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, and potential misappropriation of our intellectual property. Our ability to obtain the foundry capacity necessary to meet the demand for our products is based in part on our ability to accurately forecast demand. If we fail to accurately forecast our future demand, we may be unable to obtain adequate supplies of integrated circuits on a timely basis. There can be no assurance that we will be able to accurately forecast the demand for our products or obtain sufficient foundry capacity in the future.

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

    Our reliance on third-party manufacturers limits our control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by our assemblers or other circumstances that would require us to seek alternative sources of assembly could lead to supply constraints or delays in the delivery of our products. Further, the need for high quality assurance may increase costs paid by us to third parties for manufacturing and assembly of our products. These constraints or delays could damage relationships with current and prospective customers and could have a material adverse effect on our business, financial condition and operating results. In addition, third party contractors assemble our system level products.

    Sage currently depends on a limited number of contract manufacturers for its semiconductor and system level products, and it must order products from them based on forecasts from customers from which Sage does not have firm purchase orders.

    We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. Our display processor ICs have historically been manufactured, assembled and tested by Kawasaki LSI, Fujitsu Microelectronics and ST Micro. The wafer of our new Jaguar series of integrated mixed signal ICs are being be manufactured by Taiwan Semiconductor Manufacturing Company and we will be responsible for the assembly, packaging and testing. Our system level products are manufactured and tested by Topline Electronics or Eagle Manufacturing while our box products are manufactured by Bestronics. We do not have a long-term supply contract with any of our contract manufacturers, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We try not to maintain substantial inventories of products, but we must often place orders for products two to six months before they are needed and before we have firm purchase orders for those products. None of our products are currently manufactured by more than one supplier.

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

    We expect to hire a significant number of engineering, sales and marketing and support personnel in the future, and we believe success depends, in large part, upon our ability to attract and retain our key employees. Competition for these persons is intense, especially in the San Francisco Bay Area, and we may not be able to retain our key personnel or identify, attract and retain other highly qualified personnel in the future. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our revenues and product development efforts could be harmed.

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

    A significant portion of the intellectual property acquired with the Faroudja acquisition is licensed to one of our wholly owned subsidiaries by Yves Faroudja. There are risks associated with this intellectual property because our subsidiary is a licensee and not the owner of such intellectual property rights. Under the subsidiary's agreement with Mr. Faroudja, he retains the non-exclusive right to license his patents and technologies to third parties for use outside our subsidiary's field of use. Notwithstanding the particular terms of the license agreement with Mr. Faroudja, we face the risk that he may attempt to terminate the granted licenses and that such an attempt may be successful or that the response to such attempt may consume substantial financial and personnel resources. In the event our resources are so consumed, such consumption could have a material adverse affect on our business, financial condition and operating results.

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

    We commenced operations in January 1995, but did not generate material revenues from the sale of our semiconductor products until July 1998. Thus, we have a limited operating history upon which to evaluate our current business and prospects. Due to the limited history, it is difficult or impossible for us to predict our future results of operations with any degree of accuracy. For example, we cannot accurately forecast expenses based on our projections of future revenues. Most of our expenses are relatively fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than projections. In addition, because substantially all of our present customers order on a purchase orders basis rather than long-term purchase commitments, we have only a limited ability to project future revenues. Therefore, net losses in a given quarter may be greater than expected. Moreover, due to our limited operating history, any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early stage companies in technology markets. Many of these risks are discussed elsewhere in this section. Please see "Sage Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our historical results of operations.

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

    From time to time, shortages of certain materials that are used in our semiconductor and circuit board products may occur. In particular, we may experience shortages of semiconductor wafers. If materials shortages occur, we may incur additional costs to procure the scarce components or be unable to ship its products to its customers in a timely fashion, all of which could negatively impact our earnings.

    By subcontracting separately for the production of wafers for our mixed signal processors, Sage is assuming risks that it does not currently face.

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

PART II

Item 1. Legal Proceedings

    As of August 14, 2001, we were not party to any legal proceeding.

Item 2. Changes in Securities and Use of Proceeds

    On May 22, 2001, pursuant to a Preferred Shares Rights Agreement between the Sage and Mellon Investor Services, LLC, as Rights agent, the Board of Directors of Sage announced that it had declared a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of Sage's Common Stock. Each Right will entitle stockholders to buy one one-hundredth of a share of the Company's Series A Preferred Stock at an exercise price of $70.00. The Rights will become exercisable following the tenth day after a person or group announces the acquisition of 20% or more of Sage's Common Stock or announces commencement of a tender or exchange offer, the consummation of which would result in ownership by the person or group of 20% or more of the Common Stock of Sage. Sage will be entitled to redeem the Rights at $0.001 per Right at any time on or before the tenth day following acquisition by a person or group of 20% or more of Sage's Common Stock. The dividend distribution was made on June 1, 2001, payable to the stockholders of record on June 8, 2001. The Rights will expire on June 1, 2011.

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits: None

  b.
  Reports on Form 8-K: No reports in Form 8-K were filed during the quarter ended June 30, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE, INC. Registrant
Date: August 14, 2001	By:	/s/ SIMON P. WESTBROOK
Simon P Westbrook Chief Financial Officer

QuickLinks

SAGE, INC. INDEX
PART I
  Item 1. Financial Statements
SAGE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
SAGE, INC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
SAGE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
SAGE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Discussion of Market Risks
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES