Form 10-Q
period 2001-09-30
SAGE INC/CA
filed 2001-10-22
CIK 1063662

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16529

SAGE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0501710
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1601 McCarthy Boulevard, Milpitas, CA	95035
(Address of Principal Executive Offices)	(Zip Code)

(408) 383-5300
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 10, 2001, there were 14,212,026 shares of the registrant's common stock, $0.01 par value per share, outstanding.

SAGE, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2001 and March 31, 2001	3
	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	19
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 2.	Changes in Securities and Use of Proceeds	31
Item 6.	Exhibits and Reports on Form 8-K	31

PART I

Item 1.  Financial Statements

SAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2001	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$31,731	$22,344
Short-term marketable securities	6,589	19,040
Accounts receivable, net	6,530	6,479
Inventories, net	5,644	6,861
Prepaid expenses and other assets	1,640	1,220

Total current assets	52,134	55,944
Property & equipment, net	4,729	4,440
Lease deposits	2,030	1,906
Goodwill and other intangible assets, net	8,995	10,280

Total assets	$67,888	$72,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,285	$3,312
Accrued expenses and other liabilities	4,622	3,299

Total current liabilities	5,907	6,611

Stockholders' equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,212,000 and 13,925,000 issued and outstanding	142	139
Additional paid-in capital	202,810	200,844
Notes receivable from stockholders	(58)	(558)
Deferred compensation related to stock options and restricted stock	(54)	(115)
Accumulated deficit	(140,859)	(134,351)

Total stockholders' equity	61,981	65,959

Total liabilities & stockholders' equity	$67,888	$72,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Revenue	$9,877	$8,598	$17,971	$15,074
Cost of revenue	5,735	4,120	10,196	7,415
Amortization of intangibles charged to cost of revenue	—	250	—	313

Gross profit	4,142	4,228	7,775	7,346

Operating expenses:
Research and development	2,879	2,253	5,464	3,692
Charge for in-process technology	—	—	—	7,200
Selling, general and administration	3,662	3,099	7,175	5,735
Business combination expenses (Note 3)	1,136	—	1,136	—
Amortization and write-off of intangibles	642	5,937	1,285	7,438
Stock compensation	26	64	61	152

Total operating expenses	8,345	11,353	15,121	24,217

Loss from operations	(4,203)	(7,125)	(7,346)	(16,871)
Interest and other income, net	376	884	838	1,537

Net loss	$(3,827)	$(6,241)	$(6,508)	$(15,334)

Number of weighted average shares outstanding	14,087	13,648	13,959	12,014

Basic and diluted net loss earnings per share (Note 5)	$(0.27)	$(0.46)	$(0.47)	$(1.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(6,508)	$(15,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for in-process technology	—	7,200
Depreciation	897	449
Amortization	1,285	7,751
Stock compensation	61	152
Changes in assets and liabilities:
Accounts receivable	(51)	(1,656)
Inventories	1,217	306
Prepaid expenses and other assets	(420)	(198)
Accounts payable	(2,027)	(70)
Accrued expenses and other liabilities	1,323	(1,161)

Net cash used in operating activities	(4,223)	(2,561)

Cash flows from investing activities:
Sale of marketable securities, net	12,451	—
Acquisition of property and equipment	(1,186)	(2,523)
Acquisition of other non-current assets	(124)	(1,745)
Net cash acquired with Faroudja	—	18,667

Net cash provided by investing activities	11,141	14,399

Cash flow from financing activities:
Repayment of shareholder's note	500	17
Proceeds from issuance of common stock through employee stock purchase plan	223	—
Proceeds from issuance of common stock upon exercise of stock options	1,746	82

Net cash provided by financing activities	2,469	99

Net increase in cash and cash equivalents	9,387	11,937
Cash and cash equivalents at beginning of period	22,344	38,936

Cash and cash equivalents at end of period	$31,731	$50,873

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of Faroudja	$—	$144,879

Current assets, excluding cash, acquired in connection with acquisition of Faroudja	$—	$3,519

Current liabilities acquired in conection with acquisition of Faroudja	$—	$3,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Organization and business

    Sage, Inc., a Delaware corporation (Sage), and its wholly owned subsidiaries, Sage Design Systems (India) Pvt., Ltd., and Faroudja, Inc., a Delaware corporation (Faroudja) (and its wholly owned subsidiary Faroudja Laboratories, Inc.), provide digital display and video processors, enabling superior picture quality for a variety of consumer technology and PC-display products ranging from web appliances to TVs and flat panel monitors. Leveraging Faroudja technology from its acquisition of Faroudja in June 2000, Sage is developing products that bring the home theater experience to the mass consumer and PC-display market through digitally enhanced television, projection displays, DVD players and internet appliances. Sage believes that its systems-on-a-chip technology provides highly integrated mixed-signal and system functionality with higher picture quality than lower-quality processors at a similar component cost.

2.  Basis of presentation

    The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with our financial statements and notes thereto for the three years ended March 31, 2001 that are included in our Form 10-K Statement filed with the Securities and Exchange Commission. We believe that the accompanying financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, that are necessary for fair presentation of the results of the interim periods presented. The results of operations presented for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

3.  Merger with Genesis Microchip, Incorporated

    On September 27, 2001 Sage and Genesis Microchip Incorporated, a Nova Scotia corporation, agreed to a merge in a transaction to be accounted for as a purchase, subject to the approval of stockholders of both companies, as well as regulatory reviews. Genesis Microchip Incorporated is converting from a Nova Scotia corporation to a Delaware corporation, which will be called Genesis Microchip, Inc. Upon completion of the merger, stockholders of Sage will be able to exchange each share of Sage common stock held for .571 shares of Genesis Microchip, Inc. It is expected that this transaction will close around the end of calendar 2001 or the beginning of calendar year 2002. During the quarter ended September 30, 2001 Sage incurred approximately $1.1 million of expenses in connection with a business combination, and expects to incur further such expenses in the quarter ending December 31, 2001.

4.  Merger with Faroudja

    On February 18, 2000 Sage and Faroudja agreed to merge in a transaction to be accounted for as a purchase. On June 7, 2000, Stockholders of Sage and Faroudja approved the Merger Agreement between the companies, under which stockholders of Faroudja received 0.285 shares of Sage common stock for every share held.

    During the quarter ended March 31, 2001, management performed an impairment assessment of the identifiable intangible assets, including goodwill, recorded upon the acquisition of Faroudja. The assessment was performed primarily due to two reasons. First, due to changed business conditions, including negative outlooks for rates of growth, Sage now expects significantly lower revenues and lower profitability from the acquired operations. Second, there was a significant decline in Sage's stock price since measurement date of the acquisition and the recorded balance of goodwill and other intangible assets significantly exceeded Sage's market capitalization prior to the impairment charge.

    As a result of this review, management recorded a $91.5 million impairment charge to reduce goodwill for the year ended March 31, 2001. The charge was determined based upon estimated discounted cash flows using a discount rate of 15 percent. The assumptions supporting cash flows, including the discount rate, were determined using management's best estimates.

    The table below reflects the unaudited pro-forma combined results of Sage and Faroudja, as if the merger had taken place April 1, 2000. The pro-forma information contains certain adjustments including non-cash charges for amortization of intangibles amounting to $1.3 million and $7.4 million for the six months ended September 30, 2001 and 2000, respectively, and excluding the charge of $7.2 million of in-process technology in the six months ended September 30, 2000. The pro-forma information does not necessarily reflect the actual results that would have occurred had the merger taken place on April 1, 2000, nor is it necessarily indicative of future results of operations of the combined companies.

    The unaudited pro-forma combined results are as follows:

	Six months ended September 30,
	2001	2000
	(In thousands, except per share data)
Net sales	$17,971	$16,741
Net loss	(6,508)	(16,260)
Net loss per share:
Basic and diluted	$(0.47)	$(1.19)
Weighted average common shares outstanding
Basic and diluted	13,959	13,619

5.  Earnings per share

    Basic earnings per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during that period. Diluted earnings per share equal basic earnings per share because all equity instruments other then outstanding shares would be anti-dilutive. Approximately 735,096 and 429,892 outstanding options were excluded from the calculation of earnings per share for the quarters ended September 30, 2001 and 2000, respectively.

6.  Inventories

    Inventories consisted of the following:

	September 30, 2001	March 31, 2001
	(In thousands)
Finished goods	$4,697	$6,301
Work-in-process	1,975	1,569
Raw materials	1,152	1,400

Subtotal	7,824	9,270
Inventory reserve	(2,180)	(2,409)

Total	$5,644	$6,861

7.  Segment Information

    Sage manages its operations in two segments, integrated circuits (IC) and systems (home theater boxes and printed circuit boards). Sage does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Revenues:
ICs	$7,019	$4,167	$12,048	$7,870
Systems	2,858	4,431	5,923	7,204

Total revenue	9,877	8,598	17,971	15,074
Cost of revenues:
ICs	4,453	2,053	7,512	3,777
Systems	1,282	2,317	2,684	3,951

Total cost of revenue	5,735	4,370	10,196	7,728

Gross profit:
ICs	2,566	2,114	4,536	4,093
Systems	1,576	2,114	3,239	3,253

Total gross profit	$4,142	$4,228	$7,775	$7,346

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

    We offer state-of-the-art digital display processors that provide highly integrated signal interfaces, signal reformatting and color processing capabilities. Our solutions are compatible with a variety of commercially available display signal modes and display types and are designed with a common architecture, configurable software and modular components that can be easily and rapidly incorporated into digital display devices. We sell our processing solutions to leading display manufacturers, including Compal, Fujitsu, NEC, Philips, Sanyo, Samsung, Sony and Toshiba

    Since our inception, we have focused primarily on the design and sale of high performance display processor ICs and will continue to do so as this is a high-growth volume market serving major mass-market manufacturers of displays and televisions. However, we also have a legacy systems business supplying system solutions to other market channels, including board level solutions to industrial customers and video processing boxes to the home theater market. As of the quarter ended September 2001, such system sales represented 29% of our total revenue. We expect our IC business will grow rapidly, while our system business remains static or even declines over time resulting in ICs accounting for a growing majority of total revenue over the next few years. Even though system activities are not our primary focus, we intend to continue offering products into the home theater markets for the foreseeable future. Our home theater box products, sold under the Faroudja brand name, provide a powerful high-quality marketing umbrella which serves to shelter and promote a quality image for all our video processing products, including video processing ICs that may be developed and offered to the mass market.

    We recognize revenue at the time we ship products to our customers who generally have a short lead-time and maintain relatively limited inventory. In the case of system products sold through distributors who have limited return rights, we do not recognize revenue until we have received evidence that they have sold the inventory to their end customers.

    Since November 1996, we have introduced a succession of new display processor ICs, starting with the Cheetah family and now featuring the Jaguar family. Our IC product development road map is driven by (i) introduction of latest generation manufacturing processes, reducing the die size of our earliest ICs from .6 micron in stages to .18 micron in the case of our latest IC, thereby reducing cost and improving performance; (ii) integration of increased levels of features such as integrated analog to digital conversion and digital receiver so as to lower total system cost to our customer while increasing our average selling price; (iii) addition of incremental features such as AutoSet which simplifies end user calibration, Active Color Management which allows a manufacturer to ensure consistent color appearance on panels sourced from different vendors and Picture in Picture (PiP) Auto detect to locate and optimize the color and brightness of video window and background screen, and (iv) customization of our various technology and IP cores to produce a wider range of ICs with optimized price and performance levels for different market segments. Whereas at the beginning of fiscal year 1999 we offered only one IC, the Cheetah 2, we now offer a series of fifteen different ICs, targeted at analog, digital, or dual interface monitors, low or high resolution screens, and monitors (PC) or consumer products (televisions, DVDs and projectors).

    Initially, we purchased packaged, assembled and tested semiconductor products for our discrete digital display processors. However, with the launch of our new range of mixed signal ICs, we have assumed greater responsibility over this process by separately subcontracting for the production of wafers, the assembly of the completed semiconductor, and their testing. While in the short term this transition to a new manufacturing model exposes us to greater responsibilities for semiconductor yields and the coordination of the assembly and testing process, we believe that our gross margins should improve and that the transition should result in our having greater control over the manufacturing process.

    In November 1999, we completed an initial public offering of 3,450,000 shares of common stock at an initial offering price of $12.00 per share, raising $37.2 million, net of underwriting commission and related expenses.

    On June 7, 2000 Sage and Faroudja completed a merger in a transaction that was accounted for as a purchase. Faroudja is a developer and provider of home theater systems that incorporate their proprietary decoding, de-interlacing and video enhancement technologies. The total purchase price of $154.7 million included the issuance of Sage Common Stock valued at $133.9 million, the assumption of Faroudja stock options and warrants valued at $16.8 million, and direct transaction costs of approximately $4.0 million. Stockholders of Faroudja received 0.285 shares of Sage common stock for every share held.

    During the fourth quarter ended March 31, 2001, management performed an impairment assessment of the identifiable intangible assets, including goodwill, recorded upon the acquisition of Faroudja. The assessment was performed primarily due to two reasons. First, due to changed business conditions, including negative outlooks for rates of growth, Sage now expects significantly lower revenues and lower profitability from the acquired operations. Second, there was a significant decline in Sage's stock price since measurement date of the acquisition and the recorded balance of goodwill and other intangible assets significantly exceeded Sage's market capitalization prior to the impairment charge.

    As a result of this review, management recorded a $91.5 million impairment charge to reduce goodwill for the year ended March 31, 2001. The charge was determined based upon estimated discounted cash flows using a discount rate of 15 percent. The assumptions supporting cash flows, including the discount rate, were determined using management's best estimates.

    On September 27, 2001 Sage and Genesis Microchip, Incorporated, a Nova Scotia corporation, agreed to merge in a transaction to be accounted for as a purchase, subject to the approval of stockholders of both companies, as well as regulatory reviews. Genesis Microchip Incorporated is converting from a Nova Scotia corporation to a Delaware corporation, which will be called Genesis Microchip, Inc. Upon completion of the merger, stockholders of Sage will be able to exchange each share of Sage common stock held for .571 shares of Genesis Microchip, Inc. It is expected that this transaction will close around the end of calendar 2001 or the beginning of calendar year 2002. During the quarter ended September 30, 2001 Sage incurred approximately $1.1 million of expenses in connection with a business combination, and expects to incur further such expenses in the quarter ending December 31, 2001.

  Results of Operations

    The following tables set forth, for the periods indicated, certain condensed consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Revenues
ICs	71.1%	48.5%	67.0%	52.2%
Systems	28.9%	51.5%	33.0%	47.8%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenues
ICs	45.1%	23.9%	41.8%	25.1%
Systems	13.0%	26.9%	14.9%	26.2%

Total cost of revenue	58.1%	50.8%	56.7%	51.3%

Gross profit margin	41.9%	49.2%	43.3%	48.7%
Operating expenses:
Research and development	29.1%	26.2%	30.4%	24.5%
Charge for in-process technology	0.0%	0.0%	0.0%	47.8%
Selling, general and administration	37.1%	36.0%	39.9%	38.1%
Business combinations	11.5%	0.0%	6.3%	0.0%
Amortization and impairment of intangibles	6.5%	69.1%	7.2%	49.3%
Stock compensation expense	0.3%	0.7%	0.4%	1.0%

Total operating expenses	84.5%	132.0%	84.2%	160.7%

Loss from operations	(42.6)%	(82.9)%	(40.9)%	(112.0)%
Interest income (expense), net	3.8%	10.3%	4.7%	10.2%

Net loss	(38.8)%	(72.6)%	(36.2)%	(101.8)%

  Results of Operations for the Three Months Ended September 30, 2001 and 2000

    Revenue.  Revenue increased 15% to $9.9 million in the quarter ended September 30, 2001 from $8.6 million in the quarter ended September 30, 2000. The increase in net revenue is due partly to increases in design wins as well as the introduction of new products. In the quarter ended September 30, 2001 sales revenue increased sequentially by 22% from the preceding quarter reflecting a ramp-up of new product offerings into the integrated digital interface market and the integrated analog interface market; and a more than 156% increase in the number integrated circuit chips shipped into our emerging consumer market. Revenues from two customers, Panasonic and Compal, accounted for 13% and 12%, respectively, of total revenue.

    IC revenue increased 67% to $7.0 million in the quarter ended September 30, 2001 from $4.2 million in the quarter ended September 30, 2000. The increase in IC revenue is due to a 73% increase in units sold to new and existing customers offset by lower average selling prices (ASP). The decline in the ASP reflects an increasing proportion of mature discrete products such as the Cheetah 4 and the Jaguar D IC. Sales of ICs to consumer markets accounted for $3.0 million of IC revenue. Revenues from three customers, Panasonic, Compal and Samsung, accounted for 18%, 16% and 10%, respectively, of total IC revenues.

    System revenues decreased 34% to $2.9 million in the quarter ended September 30, 2001 from $4.4 million in the quarter ended September 30, 2000. System revenues include revenues from box and board level products. The decrease in system revenues represent significant decreases in board level sales of about $0.5 million and decreases in revenue generated from box products of about $1.0 million. The decline in system revenue is due in part to our decision to exit the board business and a slow down in shipments of our Native Rate Series digital video processing and image enhancing products as a result of customers deferring purchases in anticipation of new and enhanced firmware, which was released in late August 2001, and the drop in consumer confidence and the uncertainties surrounding the events of September 11, 2001.

    Sage's future profitability and rate of growth, if any, will continue to be directly affected by increased price competition, a maturing IC market and increasingly higher revenue base from which to grow. Our growth rate and revenue depends significantly on renewals of existing orders as well as expanding our customer base. If our renewal rate or our pace of new customers slows, our net revenues and operating results would be adversely affected. While DisplaySearch, the firm that analyzes industry data, reports that the flat panel market grew from 4.2 million units to 6.1 million units in calendar year 2000, and is projected to grow further to 14.1 million units in calendar year 2001, any shortfall in this growth would adversely affect our sales potential.

    Cost of Revenue.  Cost of net revenue increased 30% to $5.7 million in the quarter ended September 30, 2001 from $4.4 million in the quarter ended September 30, 2000. The increase in cost of net revenues from the September quarter 2000 to the September quarter 2001 was primarily due to the increase in sales volume.

    Cost of IC revenue consists of the cost of display processor ICs purchased from independent foundry suppliers. Cost of IC revenues increased 114% to $4.5 million in the quarter ended September 30, 2001 from $2.1 million in the quarter ended September 30, 2000. The increase in IC cost of revenue from the September quarter 2000 to the September quarter 2001 was primarily due to a 73% increase in volume of IC shipments. As a percentage of IC revenue, cost of IC revenue was 63% in the quarter ended September 30, 2001 and 49% in the quarter ended September 30, 2000. The increase in cost of IC revenue from the September quarter 2000 to September quarter 2001 as a percentage of IC revenue is due to the increase in costs experienced as a result of higher silicon costs for ASICs purchased or committed during the foundry capacity constraints of late 2000, and product mix.

    Cost of system revenue consists principally of the cost of purchase, assembly and test of system level products from subcontractors. The cost of system revenue decreased 43% to $1.3 million in the quarter ended September 30, 2001 from $2.3 million in the quarter ended September 30, 2000. The decrease in cost of revenue for system products from the September quarter 2000 to the September quarter 2001 is due to a reduction in sales in system board and box products.

    Gross margin.  Our overall gross margin decreased to 41.9% in the quarter ended September 2001 from 49.2% in the quarter ended September 2000. The decrease represents decreases in gross margin for ICs as a result of higher than expected test costs and lower than expected yields on recently launched wafer assembly chips which accounted for an increasing proportion of total chips sold in the quarter ended September 30, 2001, changes in product mix, and decreases in prices charged for discrete processors used in two chip solutions which were reduced to compete directly with a competitor offering an integrated one chip solution. These decreases are offset by higher gross margins for system level products.

    Research and development.  Our research and development expenses consist primarily of compensation and personnel related expenses, engineering and design tools, and the costs for purchased materials, designs and tooling which can fluctuate significantly from period to period as a result of our product development cycles. Our research and development expenses were $2.9 million and $2.3 million for the quarters ended September 30, 2001 and 2000, respectively. Research and development expenses represented 29.1% and 26.2% of revenues for the quarters ended September 30, 2001 and 2000, respectively. The increase in personnel, engineering and design tools, purchased materials, designs and tooling is attributable to the continued development of the new range of Jaguar and FLI IC products and the Native Rate Series of systems products, which were introduced in the second half of fiscal year 2001. Sage anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue and when we commit to product development efforts in connection with our next generation of semiconductors.

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

    Charge for in-process technology.  There were no in-process technology charges in the three-month periods ended September 30, 2001 and 2000.

    Selling, general and administration.  Selling, general and administrative expenses include salaries, in-house commissions, commissions to independent sales distributors and representatives, travel, trade shows, advertising and other promotional expenses. Selling, general and administration expenses increased 19% to $3.7 million in the quarter ended September 2001 from $3.1 million in quarter ended September 2000. The increase in selling, general and administration expenses was principally related to the costs associated with the introduction of new products, including the Jaguar and the FLI family of ICs, and the cost of promoting and developing new customers. As a percentage of revenue, selling, general and administration expenses represented 37.1% and 36.0% of revenues for the September quarter 2001 and 2000, respectively. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars, but will decline as a percentage of net revenue.

    Business combination expenses.  Business combination expenses were $1.1 million and $0 in the quarters ended September 30, 2001 and 2000, respectively. Business combination expenses primarily represent the cost of outside consultants related to the proposed merger with Genesis Microchip Incorporated.

    Amortization and write-off of intangible assets.  Intangible assets consist of goodwill, technology and other intangible assets acquired in the purchase of Faroudja. Sage amortized $0.6 million and $5.9 million of intangible assets for the quarters ended September 2001 and 2000, respectively. The decrease in amortization is a direct result of the impairment charge against goodwill and other intangible assets recorded at the March 31, 2001 year-end.

    Stock compensation.  Sage expensed stock compensation of approximately $26,000 and $64,000 in the quarters ended September 2001 and 2000, respectively. Stock compensation expenses relate to options granted below the perceived fair market value prior to Sage's initial public offering and represent the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant.

    Interest and other income (expense), net.  Net interest and other income amounted to $376,000 and $884,000 in the quarters ended September 2001 and 2000, respectively. This decrease is the result of lower investment balances and decreases in interest rates and dividends earned.

    Provision for income taxes.  Sage incurred operating losses in fiscal years 2001 and 2000, and therefore made no provision for income tax in these fiscal years. As of March 31, 2001, Sage had approximately $15 million in net operating losses, which are available to offset future taxable income and will expire between 2011 and 2021.

  Results of Operations for the Six Months Ended September 30, 2001 and 2000

    Revenue.  Revenue increased 19% to $18.0 million in the six-month period ended September 30, 2001 from $15.1 million in the six-month period ended September 30, 2000. The increase in net revenue is due partly to increases in design wins as well as the introduction of new products. In the six month period ended September 30, 2001 sales increased sequentially by 10% from the six month period ending March 31, 2001 reflecting the launch and initial shipments of new product offerings into the integrated digital interface market and the integrated analog interface market; and an increase in the number integrated circuit chips shipped into our emerging consumer market. Revenues from one customer, Compal, accounted for 11% of total revenues for the six-month period ending September 30, 2001.

    IC revenue increased 52% to $12.0 million in the six-month period ended September 30, 2001 from $7.9 million in the six-month period ended September 30, 2000. The increase in IC revenue is due to a 60% increase in units sold to new and existing customers offset by lower average selling prices (ASP). The decline in the ASP reflects an increasing proportion of mature discrete products such as the Cheetah 4 and the Jaguar D IC. Sales of ICs to consumer markets accounted for $4.2 million of IC revenue. Revenues from two customers, Compal and Hynix, accounted for 16% and 10%, respectively, of total IC revenues.

    System revenues decreased 18% to $5.9 million in the six-month period ended September 30, 2001 from $7.2 million in the six-month period ended September 30, 2000. System revenues include revenues from box and board level products. The decrease in system revenues represent the net decreases in board level sales of about $1.6 million offset by $0.3 million incremental revenue generated from the box level products acquired with the Faroudja acquisition. The decline in system revenue is due in part to our decision to exit the board business and a slow down in shipments of our Native Rate Series digital video processing and image enhancing products as a result of customers deferring purchases in anticipation of new and enhanced firmware, which was released in late August 2001, and the drop in consumer confidence and the uncertainties surrounding the events of September 11, 2001.

    Sage's future profitability and rate of growth, if any, will be directly affected by increased price competition, a maturing IC market and increasingly higher revenue base from which to grow. Our growth rate and revenue depend significantly on renewals of existing orders as well as expanding our customer base. If our renewal rate or our pace of new customers slows, our net revenues and operating results would be adversely affected. While DisplaySearch, the firm that analyzes industry data, reports that the flat panel market grew from 4.2 million units to 6.6 million units in calendar year 2000, and is projected to grow further to 14.5 million units in calendar year 2001, any shortfall in this growth would adversely affect our sales potential.

    Cost of Revenue.  Cost of net revenue increased 32% to $10.2 million in the six-month period ended September 30, 2001 from $7.7 million in the six-month period ended September 30, 2000. The increase in the six-month period ended September 30, 2001, including $1.5 million of incremental cost of revenue from the Faroudja acquisition. The increase in cost of net revenues from the September quarter 2000 to the September quarter 2001 was primarily due to the increase in sales volume.

    Cost of IC revenue consists of the cost of display processor ICs purchased from independent foundry suppliers. Cost of IC revenues increased 97% to $7.5 million in the six-month period ended September 30, 2001 from $3.8 million in the six-month period ended September 30, 2000. The increase in IC cost of revenue from the September quarter 2000 to the September quarter 2001 was primarily due to a 60% increase in volume of IC shipments. As a percentage of IC revenue, cost of IC revenue was 62% in the six-month period ended September 30, 2001 and 48% in the six-month period ended September 30, 2000. The increase in cost of IC revenue from the six-month period ended September 30, 2000 to six-month period ended September 30, 2001 as a percentage of cost of IC revenue is due to the increase in costs experienced as a result of higher silicon costs for ASICs purchased or committed during the foundry capacity constraints of late 2000, additional test charges and product mix.

    Cost of system revenue consists principally of the cost of purchase, assembly and test of system level products from subcontractors. The cost of system revenue decreased 33% to $2.7 million in the six-month period ended September 30, 2001 from $4.0 million in the six-month period ended September 30, 2000.

    Gross margin.  Our overall gross margin decreased to 43.3% in the six-month period ended September 2001 from 48.7% in the six-month period ended September 2000. The decrease represents decreases in gross margin for ICs as a result of higher silicon cost of certain ICs following increases in foundry prices experienced in the last half of 2000 as a result of capacity constraints, changes in product mix, the erosion of ASPs for mature discrete IC products, decreases in prices charged for discrete processors used in two chip solutions which were reduced to compete directly with a competitor offering an integrated one chip solution, and delays in introducing new integrated mixed-signal ICs which gave rise to a maturing of the product mix. These decreases are offset by increases in gross margin for system level products due to changes in product mix. System level sales in the September 2001 quarter were principally home theater product sales, which have higher margins then board level products. System level sales in the six-month period ended September 30, 2000 consisted mainly of lower margin board products since the acquisition of the Faroudja home theater business did not occur until late in the June 2000 quarter.

    Research and development.  Our research and development expenses consist primarily of compensation and personnel related expenses, engineering and design tools, and the costs for purchased materials, designs and tooling which can fluctuate significantly from period to period as a result of our product development cycles. Our research and development expenses were $5.5 million and $3.7 million for the six-month periods ended September 30, 2001 and 2000, respectively. Research and development expenses represented 30.4% and 24.5% of revenues for the six-month periods ended September 30, 2001 and 2000, respectively. The increase in personnel, engineering and design tools, purchased materials, designs and tooling is attributable to the continued development of the new range of Jaguar and FLI IC products and the Native Rate Series of systems products, which were introduced in the second half of fiscal year 2001. Sage anticipates that research and development expenses will continue to increase in absolute dollars, but may fluctuate as a percentage of net revenue and when we commit to product development efforts in connection with our next generation of semiconductors.

    We believe that our ability to maintain our competitiveness and increase market share will continue to depend largely upon our ability to enhance existing products and develop, acquire and integrate new products. The market for ICs is characterized by rapid technological change, and is highly competitive with respect to timely product introductions. The timing and amount of research and development expenses may vary significantly based upon the number of new products and significant upgrades under development and products acquired during a given period.

    Charge for in-process technology.  Sage's in-process technology charges were $0 and $7.2 million in the six- month periods ended September 30, 2001 and 2000. The acquired in-process technology from Faroudja was valued at $7.2 million, which was expensed in September 2000.

    Selling, general and administration.  Selling, general and administrative expenses include salaries, in-house commissions, commissions to independent sales distributors and representatives, travel, trade shows, advertising and other promotional expenses. Selling, general and administration expenses increased 26% to $7.2 million in the six-month period ended September 2001 from $5.7 million in quarter ended September 2000. The increase in selling, general and administration expenses was principally related to the incremental costs of Faroudja arising from the acquisition, the costs associated with the introduction of new products, including the Jaguar and the FLI family of ICs, and the cost of promoting and developing new customers. As a percentage of revenue, selling, general and administration expenses represented 39.9% and 38.1% of revenues for the September quarter 2001 and 2000, respectively. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars, but will decline as a percentage of net revenue.

    Business combinations.  Business combination expenses were $1.1 million and $0 in the quarters ended September 30, 2001 and 2000, respectively. Business combination expenses primarily represent the cost of outside consultants related to the proposed merger with Genesis Microchip Incorporated.

    Amortization and write-off of intangible assets.  Intangible assets consist of goodwill, technology and other intangible assets acquired in the purchase of Faroudja. Sage amortized $1.3 million and $7.4 million of intangible assets for the six-month periods ended September 2001 and 2000, respectively. The decrease in amortization is a result of the impairment charge against goodwill and other intangible assets recorded at the March 31, 2001 year-end.

    Stock compensation.  Sage expensed stock compensation of approximately $61,000 and $152,000 in the six-month periods ended September 2001 and 2000, respectively. Stock compensation expenses relate to options granted below the perceived fair market value prior to Sage's initial public offering and represent the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant.

    Interest and other income (expense), net.  Net interest and other income amounted to $0.8 million and $1.5 million in the six-month periods ended September 2001 and 2000, respectively. This decrease is the result of lower investment balances and decreases in interest rates and dividends earned.

    Provision for income taxes.  Sage incurred operating losses in fiscal years 2001 and 2000, and therefore made no provision for income tax in these fiscal years. As of March 31, 2001, Sage had approximately $15 million in net operating losses, which are available to offset future taxable income and will expire between 2011 and 2021.

  Liquidity and Capital Resources

    Since inception, we have satisfied our liquidity requirements principally through the issuance and sale of private equity securities, totaling approximately $17.7 million, and an initial public offering in November 1999, which raised approximately $37.2 million, net of fees and expenses. We also acquired $18.7 million in incremental cash as a result of our acquisition of Faroudja in June 2000. During the six months ended September 30, 2001, cash increased $9.4 million, our investment in short-term marketable securities decreased $12.4 million, and we received proceeds of approximately $2.0 million from the employee stock purchase program and from exercised options. The net decrease in cash, cash equivalents and marketable securities is $3.1 million for the six-month period ended September 30, 2001. The cash was used to acquire property and equipment, fund leasehold improvements at our new design center in India, and fund current operations.

    As of September 30, 2001, we had $31.7 million in cash and cash equivalents and $6.6 million in short-term marketable securities. In addition, we had a $5.0 million credit facility under which no borrowings had been made. We believe that our existing cash resources and credit facility will be sufficient to meet our capital requirements through the next twelve months. We may need to raise additional equity or debt financing in the future, although we are not currently negotiating for additional financing nor do we have any plans to obtain additional financing. Our future capital requirements will depend on many factors, including the rate of revenue growth, profitability, timing and extent of spending to support research and development programs, planned facility improvements in India, expansion of selling and marketing and administrative activities, timing or introductions of new products and product enhancements and market acceptance of our products. Further, we cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development, selling and marketing activities, which could harm our business, financial condition and results of operations. In the event that we do raise additional equity financing, existing investors could be further diluted.

    From time to time, we may evaluate acquisitions of businesses, products or technologies that complement our business. Any transaction, if consummated, may consume a portion of our working capital or require the issuance of equity securities that may result in further dilution to existing stockholders.

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

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Sage did not have any business combination transactions in the quarter ended September 30, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

  Investment Risk

    Sage's cash equivalents and short-term investments are exposed to financial market risk due to fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. We manage the exposure to financial market risk by performing ongoing evaluations of our investment portfolio and presently invest in certificates of deposit issued by banks and investment- grade government and corporate debt and equity securities. These securities are highly liquid and generally mature within 12 months from our purchase date. Due to the short maturities of our investments, the carrying value should approximate the fair value. In addition, we do not use our investments for trading or other speculative purposes. We have performed an analysis to assess the potential effect of reasonably possible near-term changes in interest rates. The effect of any change in foreign currency exchange rates is not expected to be material to our results of operations, cash flows or financial condition. Due to the short duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of such a change.

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

    Our products and product enhancements must incorporate technological changes and innovations to meet evolving customer and industry standards. Our future success will depend, to a substantial degree, upon our ability to develop and introduce new products and enhancements to our existing products that meet evolving customer and industry standards, and to do so on a schedule that makes the products and enhancements available at the time our customers are making purchasing decisions. For example, in the face of pressure from OEM customers to reduce cost and increase performance by integrating an analog interface with a discrete display processor as a single chip solution, we took longer than planned, and longer than one of our competitors to introduce such a product, thereby losing market share

Because display and video processors are complex, they may have errors or defects that are found only after the processors have been incorporated into Sage's customers' products, which could result in warranty claims and a reduction in revenues.

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

    An integral element of our strategy is to enhance and diversify our distribution channels, including the development of in-house sales forces, and reducing the cost of our third party sales representatives. Our ability to achieve revenue growth in the future will depend in large part on our success in recruiting and training sufficient sales personnel, third party sales representatives, distributors and dealers, of which, a certain number currently distribute, or may in the future distribute, the product lines of our competitors. There can be no assurance that we will be able to attract, train and retain a sufficient number of distributors, third party sales representatives or direct sales personnel, or that they will continue to recommend, or devote sufficient resources to market and provide customer support for our products. All of these factors could have a material adverse effect on our business, financial condition and operating results.

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

    We compete with a range of diversified companies that offer display and video processors, some of which have substantially greater resources than we do. In particular, we principally compete against Genesis Microchip, Inc., Pixelworks, Inc., Silicon Image, Inc., and ST Micro. We also compete against Communications Specialties Inc., Leitch Incorporated, Panasonic Broadcast and Television Systems Company, DVDO, Inc., nDSP, TeraNex, Miranda Technology, Inc., RGB Spectrum, Cinema Pro Corporation dba Runco International, DWIN Electronics, Inc., Extron Electronics, NEC Technologies, Inc., USA, Snell & Wilcox, Inc., Sony Corporation and Yamashita Engineering Manufacturing, Inc. We also compete in some instances against in-house processing solutions designed by large original equipment manufacturers. In the future, our current or potential customers may also develop their own proprietary display and video processors and become our competitors. In addition, start-up companies that are seeking to capitalize on business opportunities as a result of the shift from analog to digital technology may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality solutions to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities.

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

    Sales outside of the U.S. accounted for the majority of total sales for the year ended March 31, 2001. Substantial numbers of our customers are located in Japan, Taiwan, Korea and PRC. We anticipate that sales outside of the U.S. could increase in future periods and may account for an increasing portion of our revenues. In addition, manufacturers who incorporate our processors into their displays sell them outside of the U.S., thereby exposing us indirectly to foreign risks. Specifically, we will be subject to the following risks:

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

Merger of Sage and Genesis Microchip Incorporated.

    On September 28, 2001, Sage announced that it had agreed to merge with Genesis Microchip Incorporated, subject to approval of the stockholders of both companies and statutory reviews. There is no assurance that this transaction will close, moreover, even if the transaction is approved, it could take between three to six months, or more, for such approval. During the period between the announcement and the closing of this transaction, we will continue to operate as an independent business. However the announcement and pending uncertainty caused by anticipated changes that might arise following a successful closing could adversely affect our current relationships with our customers, sales representatives, employees, foundries, vendors, securities analysts, competitors and potential strategic business partners in ways that could damage our competitiveness, revenue, margins, expenses, and share price. In particular, in the event that the merger agreement does not close, our competitive position vs. Genesis Microchip Incorporated could be severely damaged, and it could take a long time to recover our relative market position, if at all.

PART II

Item 1.  Legal Proceedings

    As of October 22, 2001, we were not party to any legal proceeding.

Item 2.  Changes in Securities and Use of Proceeds

    None.

Item 6.  Exhibits and Reports on Form 8-K

  a.
  Exhibits: None

  b.
  Reports on Form 8-K: A Form 8-K Report was filed on September 28, 2001 in connection with the merger of Sage and Genesis Microchip.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE, INC. Registrant
Date: October 22, 2001	By:	/s/ SIMON P. WESTBROOK Simon P Westbrook Chief Financial Officer

QuickLinks

SAGE, INC. INDEX
PART I
  Item 1. Financial Statements
SAGE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
SAGE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data, Unaudited)
SAGE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
SAGE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
BUSINESS RISKS
Risks Related to the Display Processing Industry
PART II
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES