Form 10-K/A
period 2001-03-31
SAGE INC/CA
filed 2001-11-30
CIK 1063662

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Common Stock, $0.01 Par Value
(Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of November 26, 2001, 14,619,747 shares of common stock par value of $0.01 per share were outstanding. The aggregate market value of the voting shares (based on the closing price reported by the NASDAQ National Market System on November 26, 2001) of Sage, Inc., held by non-affiliates was $333,947,293. For purpose of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates' as that term is defined under the Rules and Regulations of the Act. This determination of affiliate status is not necessarily conclusive.

Documents Incorporated by Reference

    Portions of the definitive proxy statement for the Annual Meeting of Stockholders held on August 31, 2001, are incorporated by reference into Part III of this Form 10-K.

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

EXPLANATORY NOTE

    This Amendment No. 1 on Form 10K/A to the Annual Report on Form 10-K for the year ended March 31, 2001 is being filed to amend Item 1 to read as follows. No other changes are being made to the Form 10-K.

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

    Highly integrated and manufacturable display processing solution.  Our display processors are designed to provide an interface to convert incoming analog, or encoded digital signals, mode detection, reformatting and color depth processing in a highly integrated semiconductor with associated software. Our processors employ a common architecture across our family of products. In addition, we provide software-based design and test tools and offers manufacturers our extensive standalone system-level design and hardware experience and support. These features of our products enable manufacturers to reduce the time required to design and manufacture a wide range of display devices.

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

    Home Theater box products.  Sage, under our Faroudja brand, designs, develops and markets a range of video processing and video image enhancement products for the home theater, commercial presentation and broadcast markets. These products include standalone system-level products for consumer and commercial end-users. We have pioneered video image enhancement technologies and designs, and develop and market a variety of video image enhancement products incorporating these technologies. These technologies and products dramatically improve image quality, producing cinema quality images on a wide variety of displays. These products substantially reduce the imperfections inherent in standard TV signals, which become increasingly apparent on large screen and high-resolution displays. Our technology improves picture quality by removing artifacts and noise, detecting and compensating for motion, enhancing resolution, and multiplying the number of lines displayed. Our products for the home theater and commercial presentation market are standalone system-level products that are ready for use without further assembly. These boxes sell for retail prices between $4,000 to $28,000 through a network of installers and dealers. Our products continue to enjoy critical reviews in the leading video enthusiast magazines. Today the advanced algorithms are built into FPGA packages in these boxes but we intend to include our own video processing ICs into future models of these products.

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

    Circuit board products.  We also design and market both custom and standard display processing circuit boards, built around our semiconductors, as custom designed embedded display solutions for specific display applications. Our custom circuit boards address the unique needs of display manufacturers that want to support several control and output capabilities on a single circuit board. Our standard controller circuit boards provide an effective off-the-shelf solution to our low volume display OEM customers.

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

  Other Factors Affecting Our Business

    Effective June 8, 2000, Faroudja, Inc. merged with Sage. If the costs associated with the merger exceed the benefits realized, Sage may experience increased losses.

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

    Sage currently depends on a limited number of contract manufacturers for its semiconductor and standalone system-level products, and we must order products from them based on forecasts from customers from whom we do not have firm purchase orders.

    We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. Our display processor ICs have historically been manufactured, assembled and tested by Kawasaki LSI, Fujitsu Microelectronics and ST Micro. Our new Jaguar series of integrated mixed signal ICs are being manufactured by Taiwan Semiconductor Manufacturing Company and we will be responsible for the assembly and testing. Our standalone system-level products are manufactured and tested by Viasystems Electronics or Eagle Contracts while our box products are manufactured by Bestronics. We do not have a long-term supply contract with any of our contract manufacturers, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We try not to maintain substantial inventories of products, but we must often place orders for products two to six months before they are needed and before we have firm purchase orders for those products. None of our products are currently manufactured by more than one supplier.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 29, 2001.

SAGE, INC.
By:	/s/ CHANDRASHEKAR REDDY Chandrashekar Reddy Chairman, President and Chief Executive Officer

QuickLinks

PART I
  Item 1. Business
SIGNATURES