Form 10-Q
period 2001-12-31
SAGE INC/CA
filed 2002-02-07
CIK 1063662

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:

SAGE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0501710 (IRS Employer Identification No.)
1601 McCarthy Boulevard, Milpitas, CA (Address of Principal Executive Offices)	95035 (Zip Code)

(408) 383-5300
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of February 6, 2002, there were 15,025,602 shares of the registrant's common stock, $0.01 par value per share, outstanding.

SAGE, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2001	3
	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Changes in Securities and Use of Proceeds	30
Item 6.	Exhibits and Reports on Form 8-K	30

PART I

Item 1. Financial Statements

SAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	December 31, 2001	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$35,038	$22,344
Short-term marketable securities	5,580	19,040
Accounts receivable, net	8,895	6,479
Inventory	4,012	6,861
Prepaids & other assets	1,342	1,220

Total current assets	54,867	55,944
Property & equipment, net	4,528	4,440
Other non-current assets	1,947	1,906
Goodwill & other intangible assets, net	8,353	10,280

Total assets	$69,695	$72,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,748	$3,312
Accrued expenses and other liabilities	2,930	3,299

Total current liabilities	4,678	6,611

Stockholders' equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 14,907,000 and 13,925,000 issued and outstanding	149	139
Additional paid-in capital	208,900	200,844
Notes receivable from stockholders	(58)	(558)
Deferred compensation related to stock options and restricted stock	(33)	(115)
Accumulated deficit	(143,941)	(134,351)

Total stockholders' equity	65,017	65,959

Total liabilities & stockholders' equity	$69,695	$72,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Revenue	$11,898	$9,652	$29,869	$24,726
Cost of revenue
Cost of products sold	7,144	5,175	17,340	12,590
Amortization of intangibles charged to cost of revenue	—	250	—	563
Write off of inventory at close of board business	996	—	996	—

Gross profit	3,758	4,227	11,533	11,573

Operating expenses:
Research and development	2,463	2,016	7,927	5,708
Charge for in-process technology	—	—	—	7,200
Selling, general and administration	3,353	3,134	10,528	8,869
Business combination expenses	419	—	1,555	—
Amortization of intangibles	643	5,937	1,928	13,375
Severance expenses	164	—	164	—
Stock compensation	21	58	82	210

Total operating expenses	7,063	11,145	22,184	35,362

Loss from operations	(3,305)	(6,918)	(10,651)	(23,789)
Interest and other income, net	223	591	1,061	2,128

Net loss	$(3,082)	$(6,327)	$(9,590)	$(21,661)

Number of weighted average outstanding shares	14,750	13,752	14,263	12,492

Basic and diluted loss per share	$(0.21)	$(0.46)	$(0.67)	$(1.73)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS,
(In thousands, unaudited)

	Nine Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(9,590)	$(21,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge for in-process technology	—	7,200
Depreciation	1,348	816
Amortization	1,927	13,938
Stock compensation	82	210
Changes in assets and liabilities:
Accounts receivable	(2,416)	(1,716)
Inventories	2,849	(1,210)
Prepaid expenses and other assets	(122)	(713)
Accounts payable	(1,564)	532
Accrued expenses and other liabilities	(369)	(3,105)

Net cash used in operating activities	(7,855)	(5,709)

Cash flows from investing activities:
Sale of marketable securities, net	13,460	—
Acquisition of property and equipment	(1,436)	(3,259)
Acquisition of other non-current assets	(41)	(1,866)
Net cash acquired with Faroudja	—	18,667

Net cash provided by investing activities	11,983	13,542

Cash flow from financing activities:
Repayment of stockholder's note	500	(483)
Proceeds from issuance of common stock through employee stock purchase plan	223	—
Proceeds from issuance of common stock upon exercise of stock options	7,843	633

Net cash provided by financing activities	8,566	150

Net increase in cash and cash equivalents	12,694	7,983
Cash and cash equivalents at beginning of period	22,344	38,936

Cash and cash equivalents at end of period	$35,038	$46,919

Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of Faroudja	$—	$144,879

Current assets, excluding cash, acquired in connection with acquisition of Faroudja	$—	$3,519

Current liabilities acquired in connection with acquisition of Faroudja	$—	$3,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

SAGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and business

        Sage, Inc., a Delaware corporation (Sage), and its wholly owned subsidiaries, Sage Design Systems (India) Pvt., Ltd., and Faroudja, Inc., a Delaware corporation (Faroudja), (and its wholly owned subsidiary Faroudja Laboratories, Inc.), provide digital display and video processors, enabling superior picture quality for a variety of consumer technology and PC-display products ranging from web appliances to TVs and flat panel monitors. Leveraging Faroudja technology from its acquisition of Faroudja in June 2000, Sage is developing products that bring the home theater experience to the mass consumer and PC-display market through digitally enhanced television, projection displays, DVD players and internet appliances. Sage believes that its systems-on-a-chip technology provides highly integrated mixed-signal and system functionality with higher picture quality than lower-quality processors at a similar component cost.

2.    Basis of presentation

        The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for interim financial reporting. These condensed consolidated financial statements should be read in conjunction with our financial statements and notes thereto for the three years ended March 31, 2001 that are included in our Form 10-K Statement filed with the Securities and Exchange Commission. We believe that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, that are necessary for fair presentation of the results of the interim periods presented. The results of operations presented for the period ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

3.    Merger with Genesis Microchip, Incorporated

        On September 27, 2001 Sage and Genesis Microchip Incorporated, a Nova Scotia corporation (Genesis), agreed to merge in a transaction to be accounted for as a purchase, subject to regulatory reviews, which have now been successfully completed, and to the approval of the stockholders of both companies. In conjunction with the merger, Genesis is converting from a Nova Scotia corporation to a Delaware corporation, which will be called Genesis Microchip, Inc. (Genesis Delaware). Upon completion of the merger, stockholders of Sage will be able to exchange each share of Sage common stock held for 0.571 shares of Genesis Delaware. It is expected that this transaction will close during February 2002. During the quarter ended December 31, 2001 Sage incurred approximately $0.4 million of expenses in connection with this business combination, and expects to incur further such expenses in the quarter ending March 31, 2002.

4.    Merger with Faroudja

        On February 18, 2000 Sage and Faroudja agreed to merge in a transaction accounted for as a purchase. On June 7, 2000, stockholders of Sage and Faroudja approved the Merger Agreement between the companies, under which stockholders of Faroudja received 0.285 shares of Sage common stock for every share held.

        During the quarter ended March 31, 2001, management performed an impairment assessment of the identifiable intangible assets, including goodwill, recorded upon the acquisition of Faroudja. The assessment was performed primarily due to two reasons. First, due to changed business conditions, including negative outlooks for rates of growth, Sage's expectations on revenues and profitability from the acquired operations were lower. Second, there was a significant decline in Sage's stock price since measurement date of the acquisition and the recorded balance of goodwill and other intangible assets significantly exceeded Sage's market capitalization prior to the impairment charge. As a result of this review, management recorded a $91.5 million impairment charge to reduce goodwill for the year ended March 31, 2001. The charge was determined based upon estimated discounted cash flows using a discount rate of 15 percent. The assumptions supporting cash flows, including the discount rate, were determined using management's best estimates.

5.    Loss per share

        Basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during that period. Diluted loss per share equals basic loss per share because all equity instruments other then outstanding shares would be anti-dilutive. Approximately 1.6 million and 1.0 million outstanding options were excluded from the calculation of loss per share for the quarters ended December 31, 2001 and 2000, respectively.

6.    Inventories

        Inventories consisted of the following:

(In thousands)	December 31, 2001	March 31, 2001
Finished goods	$2,684	$6,301
Work-in-process	2,781	1,569
Raw materials	727	1,400

Subtotal	6,192	9,270
Inventory reserve	(2,180)	(2,409)

Total	$4,012	$6,861

7.    Segment Information

        Sage manages its operations in two segments, integrated circuits (ICs) and systems including home theater boxes and printed circuit boards (See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations regarding Sage exiting the printed circuit board business). Sage does not report operating expenses, depreciation and amortization, interest expense, capital expenditures or identifiable net assets by segment. All segment revenues are generated from external customers. Segment information is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)
	2001	2000	2001	2000
Revenues:
ICs	$8,870	$4,790	$20,919	$12,660
Systems	3,028	4,862	8,950	12,066

Total revenue	11,898	9,652	29,869	24,726
Cost of revenues:
ICs	5,739	2,600	13,170	6,377
Systems	2,401	2,825	5,166	6,776

Total cost of revenue	8,140	5,425	18,336	13,153
Gross profit:
ICs	3,131	2,190	7,749	6,283
Systems	627	2,037	3,784	5,290

Total gross profit	$3,758	$4,227	$11,533	$11,573

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

  Overview

        Sage designs, develops and markets high performance digital display processors used for digital displays and video processing. Flat panel displays and other emerging digital display devices have substantial advantages over their traditional analog counterparts, and markets for these products are beginning to grow rapidly as prices fall. Display signals are characterized by several important attributes: resolution, frame refresh rate, scanning format and color depth. Combinations of these characteristics are called modes, and there are over 100 different modes used today to display images on PCs and televisions. These modes must be recognized and processed to produce a high quality image on a display. Display manufacturers seek display processing solutions that can function effectively with the large number of existing and emerging signal modes, ensure the compatibility of new displays with the large installed base of PCs and provide consumers with plug and play capability. Increasingly the display industry is showing convergence as displays are developed supporting multiple types of signal, and the need for separate PC monitors and televisions becomes unnecessary.

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

        Since our inception, we have focused primarily on the design and sale of high performance display processor ICs and will continue to do so as this is a high-growth volume market serving major mass-market manufacturers of displays and televisions. However, we also have a legacy systems business supplying system solutions to other market channels, including board level solutions to industrial customers and video processing boxes to the home theater market. As of the quarter ended December 2001, such system sales represented 25% of our total revenue. We expect our IC business will grow rapidly, while our system business remains static or even declines over time resulting in ICs accounting for a growing majority of total revenue over the next few years. Even though system activities are not our primary focus, we intend to continue offering products into the home theater markets for the foreseeable future. Our home theater box products, sold under the Faroudja brand name, provide a powerful high-quality marketing umbrella which serves to shelter and promote a quality image for all our video processing products, including video processing ICs that may be developed and offered to the mass market. We do not expect to sell board products after December 31, 2001, and accordingly have written off all remaining inventory of board products and parts.

        We recognize revenue at the time we ship products to our customers who generally have a short lead-time and maintain relatively limited inventory. In the case of system products sold through distributors who have limited return rights, we do not recognize revenue until we have received evidence that they have sold the inventory to their end customers.

        Since November 1996, we have introduced a succession of new display processor ICs, starting with the Cheetah family and now featuring the Jaguar family. Our IC product development road map is driven by (i) introduction of latest generation manufacturing processes, reducing the die size of our earliest ICs from .6 micron in stages to .18 micron in the case of our latest IC, thereby reducing cost and improving performance; (ii) integration of increased levels of features such as integrated analog to digital conversion and digital receiver so as to lower total system cost to our customer while increasing our average selling price; (iii) addition of incremental features such as AutoSet which simplifies end user calibration, Active Color Management which allows a manufacturer to ensure consistent color appearance on panels sourced from different vendors, and Picture in Picture (PiP) Auto Detect to locate and optimize the color and brightness of video window and background screen, and (iv) customization of our various technology and IP cores to produce a wider range of ICs with optimized price and performance levels for different market segments. Whereas at the beginning of fiscal year 1999 we offered only one IC, the Cheetah 2, we now offer a series of nineteen different ICs, targeted at analog, digital, or dual interface monitors, low or high resolution screens, and monitors (PC) or consumer products (televisions, DVDs and projectors).

        Initially, we purchased packaged, assembled and tested semiconductor products for our discrete digital display processors. However, with the launch of our new range of mixed signal ICs, we have assumed greater responsibility over this process by separately subcontracting for the production of wafers, the assembly of the completed semiconductor, and their testing. While in the short term this transition to a new manufacturing model exposes us to greater responsibilities for semiconductor yields and the coordination of the assembly and testing process, we believe that in the longer term our gross margins should improve and that the transition should result in our having greater control over the manufacturing process.

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

        During the quarter ended March 31, 2001, management performed an impairment assessment of the identifiable intangible assets, including goodwill, recorded upon the acquisition of Faroudja. The assessment was performed primarily due to two reasons. First, due to changed business conditions, including negative outlooks for rates of growth, Sage's expectation on revenues and profitability from the acquired operations were lower. Second, there was a significant decline in Sage's stock price since measurement date of the acquisition and the recorded balance of goodwill and other intangible assets significantly exceeded Sage's market capitalization prior to the impairment charge.

        As a result of this review, management recorded a $91.5 million impairment charge to reduce goodwill for the year ended March 31, 2001. The charge was determined based upon estimated discounted cash flows using a discount rate of 15 percent. The assumptions supporting cash flows, including the discount rate, were determined using management's best estimates.

        On September 27, 2001 Sage and Genesis, a Nova Scotia corporation, agreed to merge in a transaction to be accounted for as a purchase, subject to regulatory reviews, which have now been successfully completed, and the approval of stockholders of both companies. In conjunction with the merger, Genesis is converting from a Nova Scotia corporation to a Delaware corporation, which will be called Genesis Microchip, Inc. (Genesis Delaware). Upon completion of the merger, stockholders of Sage will be able to exchange each share of Sage common stock held for 0.571 shares of Genesis Delaware. It is expected that this transaction will close during February 2002. During the quarter ended December 31, 2001 Sage incurred approximately $0.4 million of expenses in connection with this business combination, and expects to incur further such expenses in the quarter ending March 31, 2002.

  Results of Operations

        The following tables set forth, for the periods indicated, certain condensed consolidated statement of operations data reflected as a percentage of revenues.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Revenues
ICs	74.6%	49.6%	70.0%	51.2%
Systems	25.4%	50.4%	30.0%	48.8%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenues
ICs	48.2%	26.9%	44.1%	25.8%
Systems	20.2%	29.3%	17.3%	27.4%

Total cost of revenue	68.4%	56.2%	61.4%	53.2%

Gross profit margin	31.6%	43.8%	38.6%	46.8%
Operating expenses:
Research and development	20.7%	20.9%	26.5%	23.1%
Charge for in-process technology	0.0%	0.0%	0.0%	29.1%
Selling, general and administration	28.2%	32.5%	35.2%	35.9%
Business combination expenses	3.5%	0.0%	5.2%	0.0%
Amortization of intangibles	5.4%	61.5%	6.5%	54.1%
Severance expenses	1.4%	0.0%	0.6%	0.0%
Stock compensation	0.2%	0.6%	0.3%	0.8%

Total operating expenses	59.4%	115.5%	74.3%	143.0%

Loss from operations	(27.8)%	(71.7)%	(35.7)%	(96.2)%
Interest and other income, net	1.9%	6.1%	3.6%	8.6%

Net loss	(25.9)%	(65.6)%	(32.1)%	(87.6)%

  Results of Operations for the Three Months Ended December 31, 2001 and 2000

        Revenue.    Revenue increased 23% to $11.9 million in the quarter ended December 31, 2001 from $9.7 million in the quarter ended December 31, 2000. The increase in net revenue is due partly to increases in design wins as well as the introduction of new products. In the quarter ended December 31, 2001 sales revenue increased sequentially by 21% from the preceding quarter reflecting a significant increase in the number of mixed signal ICs shipped into the flat panel monitor market this quarter, offset by decreases in the number of our mature discrete ICs shipped into the display market and seasonal decreases in the number of ICs shipped into the consumer market. Revenues from two customers, Compal and Samsung, accounted for 22% and 15%, respectively, of total revenue in the three months ended December 31, 2001.

        IC revenue increased 85% to $8.9 million in the quarter ended December 31, 2001 from $4.8 million in the quarter ended December 31, 2000. The increase in IC revenue is due to an 81% increase in units sold to new and existing customers. Revenues from sales of our mature discrete ICs were $1.7 million while revenues from sales of our newer mixed signal ICs were $5.1 million. As a result of pressures from customers to reduce costs, Sage experienced a significant increase in the demand of its mixed signal ICs, which grew to represent 66% of total ICs Sage shipped in the flat panel monitor market, and 55% of total ICs shipped this quarter. Sales of ICs for the consumer market accounted for $2.0 million or 22% of IC revenue. Revenues from two customers, Compal and Samsung, accounted for 29% and 20%, respectively, of total IC revenues in the three months ended December 31, 2001.

        System revenues decreased 38% to $3.0 million in the quarter ended December 31, 2001 from $4.9 million in the quarter ended December 31, 2000. System revenues include revenues from box and board level products. With the maturity of the mainstream flat panel monitor market we have seen a progressive reduction in the demand for video processing boards for custom and low volume applications. Our board sales fell from $2.3 million in the quarter ended December 31, 2000 to $0.8 million in the current quarter, and as a consequence, we have now decided to exit the board business.

        Sage's future profitability and rate of growth, if any, will continue to be directly affected by increased price competition, a maturing IC market and increasingly higher revenue base from which to grow. Our growth rate and revenue depends significantly on renewals of existing orders as well as expanding our customer base. If our renewal rate or our pace of new customer gains slows, our net revenues and operating results would be adversely affected. While DisplaySearch, the firm that analyzes industry data, reports that the flat panel market grew from 6.1 million units to 15.4 million units in calendar year 2001, and is projected to grow further to 27.2 million units in calendar year 2002, any shortfall in this growth would adversely affect our sales potential.

        Cost of Revenue.    Cost of net revenue increased 50% to $8.1 million in the quarter ended December 31, 2001 from $5.4 million in the quarter ended December 31, 2000. The increase in cost of net revenues from the December quarter 2000 to the December quarter 2001 was primarily due to the increase in sales volume.

        Cost of IC revenue consists of the cost of display processor ICs purchased from independent foundry suppliers. Cost of IC revenues increased 121% to $5.7 million in the quarter ended December 31, 2001 from $2.6 million in the quarter ended December 31, 2000. The increase in IC cost of revenue from the December quarter 2000 to the December quarter 2001 was primarily due to an 81% increase in volume of IC shipments. As a percentage of IC revenue, cost of IC revenue was 65% in the quarter ended December 31, 2001 and 54% in the quarter ended December 31, 2000. The increase in cost of IC revenue from the December quarter 2000 to December quarter 2001 as a percentage of IC revenue is due to a change in product mix in favor of new mixed signal ICs, which experienced lower than expected yields and higher than expected test costs.

        Cost of system revenue consists principally of the cost of purchase, assembly and test of system level products from subcontractors. The cost of system revenue decreased 15% to $2.4 million in the quarter ended December 31, 2001 from $2.8 million in the quarter ended December 31, 2000. The decrease in cost of revenue for system products from the December quarter 2000 to the December quarter 2001 is due to a reduction in sales of board products, offset by the write off of the remaining board inventory.

        Gross margin.    Our overall gross margin decreased to 31.6% in the quarter ended December 31, 2001 from 43.8% in the quarter ended December 31, 2000. At December 31, 2001 following our decision to exit the board business, we wrote off the residual inventory of board parts and products amounting to $996,000. Without this one-time charge, our gross margin would have been 40.0% in the December 31, 2001 quarter compared to 43.8% in the December 31, 2000 quarter. Other factors influencing the decrease in the gross margin were the reductions in gross margin for ICs as a result of changes in product mix, lower than expected yields and higher than expected test costs on newer products, seasonal changes in product mix away from higher margin ICs sold to the consumer markets, and the erosion of ASPs for mature discrete IC products. Further, the decrease includes decreases in gross margins for box products as a result of changes in product mix following the introduction of lower priced NRS home theater products.

        Research and development.    Our research and development expenses consist primarily of compensation and personnel related expenses, engineering and design tools, and the costs for purchased materials, designs and tooling which can fluctuate significantly from period to period as a result of our product development cycles. Our research and development expenses were $2.5 million and $2.0 million for the quarters ended December 31, 2001 and 2000, respectively. Research and development expenses represented 21% of revenues for each of the quarters ended December 31, 2001 and 2000. The increase in R&D expenditure represents the cost of additional personnel, engineering tools, and non-recurring engineering projects necessary for development of our new range of mixed signal flat panel display and consumer display IC products and the new Native Rate Series of system products. We anticipate that future research and development expenses will continue to increase in absolute dollars, but may decline as a percentage of net revenue.

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

        Charge for in-process technology.    There is no in-process charge in the three-month periods ended December 31, 2001 and 2000.

        Selling, general and administration.    Selling, general and administrative expenses include salaries, in-house commissions, commissions to independent sales distributors and representatives, travel, trade shows, advertising and other promotional expenses. Selling, general and administration expenses increased 7% to $3.4 million in the quarter ended December 31, 2001 from $3.1 million in quarter ended December 31, 2000. The increase in selling, general and administration expenses was principally related to the costs associated with the introduction of new products, including the mixed signal and the FLI family of ICs, and the cost of promoting and developing new customers. As a percentage of revenue, selling, general and administration expenses represented 28% and 33% of revenues for the December quarter 2001 and 2000, respectively. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars and continue to decline as a percentage of net revenue.

        Business combination expenses.    Business combination expenses were $0.4 million and $0 in the quarters ended December 31, 2001 and 2000, respectively. Business combination expenses primarily represent the cost of outside consultants related to the proposed merger with Genesis.

        Amortization of intangible assets.    Intangible assets consist of goodwill, technology and other intangible assets acquired in the purchase of Faroudja. Sage amortized $0.6 million and $5.9 million of intangible assets for the quarters ended December 2001 and 2000, respectively. The decrease in amortization is a result of the reduction of goodwill following the write-down associated with the impairment charge against goodwill and other intangible assets recorded at the March 31, 2001 year-end.

        Severance expense.    Severance expense represents salary and wages and equity compensation paid to employees terminated as a part of a reduction-in-force (RIF) plan executed in October 2001. There were no RIFs in the quarter ended December 31, 2000.

        Stock compensation.    Sage expensed stock compensation of approximately $21,000 and $58,000 in the quarters ended December 31, 2001 and 2000, respectively. Stock compensation expenses relate to options granted below the perceived fair market value prior to Sage's initial public offering and represent the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant.

        Interest and other income.    Net interest and other income amounted to $223,000 and $591,000 in the quarters ended December 31, 2001 and 2000, respectively. This decrease is the result of lower investment balances and decreases in interest rates and dividends earned.

        Provision for income taxes.    Sage incurred operating losses in fiscal years 2001 and 2000, and therefore made no provision for income tax in these fiscal years. As of March 31, 2001, Sage had approximately $15 million in net operating losses, which are available to offset future taxable income and will expire between 2011 and 2021.

  Results of Operations for the Nine Months Ended December 31, 2001 and 2000

        Revenue.    Revenue increased 21% to $29.9 million in the nine-month period ended December 31, 2001 from $24.7 million in the nine-month period ended December 31, 2000. The increase in net revenue is due partly to increases in design wins as well as the introduction of new products. In the nine month period ended December 31, 2001 sales increased sequentially by 20% from the nine month period ending March 31, 2001 reflecting the launch and initial shipments of new product offerings into the integrated digital interface market and the integrated analog interface market. Revenue from one customer, Compal, represented 15% of total revenues for the nine-month period ending December 31, 2001.

        IC revenue increased 65% to $20.9 million in the nine-month period ended December 31, 2001 from $12.7 million in the nine-month period ended December 31, 2000. The increase in IC revenue is due to a 68% increase in units sold to new and existing customers offset by lower average selling prices (ASP). The decline in the ASP reflects an increasing proportion of shipments of our mature discrete ICs such as the Cheetah 4 and Jag D in the June and September 2001 quarters with lower ASPs. In the December 2001 quarter we experienced a significant increase in the shipment of our newer mixed signal ICs such as the Jag T, Jag ASM and the s9050, which achieved lower than planned margins as a result of early yield and test costs problems at launch. Sales of ICs to the consumer market accounted for 32% of total IC revenue. Revenues from three customers, Compal, Samsung and Panasonic accounted for 21%, 12% and 11%, respectively, of total IC revenues for the nine-month period ended December 31, 2001.

        System revenues decreased 26% to $9.0 million in the nine-month period ended December 31, 2001 from $12.1 million in the nine-month period ended December 31, 2000. System revenues include revenues from box and board level products. As discussed in the results of operations for the three months ended December 31, 2001 and 2000, we have seen a progressive reduction in the demand for video processing boards for custom and low volume applications for the mainstream flat panel monitor market. Our board sales fell from $6.1 million in the nine-month period ended December 31, 2000 to $2.9 million in the nine-month period ended December 31, 2001, and as a consequence, we decided to exit the board business. The decline in system revenue also represents a slight decline in box sales as a result of changes in product mix to lower ASP products, which were introduced in March 2001.

        Sage's future profitability and rate of growth, if any, will continue to be directly affected by increased price competition, a maturing IC market and increasingly higher revenue base from which to grow. Our growth rate and revenue depends significantly on renewals of existing orders as well as expanding our customer base. If our renewal rate or our pace of new customer gains slows, our net revenues and operating results would be adversely affected. While DisplaySearch, the firm that analyzes industry data, reports that the flat panel market grew from 6.1 million units to 15.4 million units in calendar year 2001, and is projected to grow further to 27.2 million units in calendar year 2002, any shortfall in this growth would adversely affect our sales potential.

        Cost of Revenue.    Cost of net revenue increased 39% to $18.3 million in the nine-month period ended December 31, 2001 from $13.2 million in the nine-month period ended December 31, 2000. The increase in the nine-month period ended December 31, 2001, including $2.5 million of incremental cost of revenue from the Faroudja acquisition. The increase in cost of net revenues from the nine-month period ending December 31, 2000 to the nine-month periods ending December 31, 2001 was primarily due to the increase in sales volume.

        Cost of IC revenue consists of the cost of display processor ICs purchased from independent foundry suppliers. Cost of IC revenues increased 107% to $13.2 million in the nine-month period ended December 31, 2001 from $6.4 million in the nine-month period ended December 31, 2000. The increase in IC cost of revenue from the December quarter 2000 to the December quarter 2001 was primarily due to a 68% increase in volume of IC shipments. As a percentage of IC revenue, cost of IC revenue was 63% in the nine-month period ended December 31, 2001 and 50% in the nine-month period ended December 31, 2000. The increase in cost of IC revenue from the nine-month period ended December 31, 2000 to nine-month period ended December 31, 2001 as a percentage of cost of IC revenue is due to the increase in costs experienced as a result of higher silicon costs for ASICs purchased or committed during the foundry capacity constraints of late 2000, lower than expected yields and higher than expected test costs on recently launched mixed signal products, and product mix.

        Cost of system revenue consists principally of the cost of purchase, assembly and test of system level products from subcontractors. The cost of system revenue decreased 24% to $5.2 million in the nine-month period ended December 31, 2001 from $6.8 million in the nine-month period ended December 31, 2000 due to lower volume.

        Gross margin.    Our overall gross margin decreased to 38.6% in the nine-month period ended December 31, 2001 from 46.8% in the nine-month period ended December 31, 2000. As discussed in the results of operations for the three months ended December 31, 2001 and 2000, following our decision to exit the board business, we wrote off the residual inventory of board parts and products amounting to $996,000. Without this one-time charge, our gross margin would have been 41.9% in the nine-month period ending December 31, 2001 compared to 46.8% in the nine-month period ended December 31, 2000. Other factors influencing the decreases in the overall gross margin include reductions in the gross margin for ICs as a result of higher silicon cost of certain ICs following increases in foundry prices experienced in the last half of 2000 as a result of capacity constraints, lower than expected yields and higher than expected test costs on newer mixed signal ICs, the erosion of ASPs for mature discrete IC products and decreases in prices charged to compete directly with competitors offering similar products. Further, the decrease in the overall gross margin includes decreases in gross margin for our box level products as a result of the introduction of lower margin home theater products.

        Research and development.    Our research and development expenses consist primarily of compensation and personnel related expenses, engineering and design tools, and the costs for purchased materials, designs and tooling which can fluctuate significantly from period to period as a result of our product development cycles. Our research and development expenses were $7.9 million and $5.7 million for the nine-month periods ended December 31, 2001 and 2000, respectively. Research and development expenses represented 27% and 23% of revenues for the nine-month periods ended December 31, 2001 and 2000, respectively. The increase in personnel, engineering and design tools, purchased materials, designs and tooling is attributable to the continued development of the range of Jaguar, mixed signal and video IC products and the new Native Rate Series of systems products, which were introduced in the second half of fiscal year 2001. Sage anticipates that research and development expenses will continue to increase in absolute dollars, but may decline as a percentage of net revenue and when we commit to product development efforts in connection with our next generation of semiconductors.

        Charge for in-process technology.    Sage's in-process technology charges were $0 and $7.2 million in the nine-month periods ended December 31, 2001 and 2000. The acquired in-process technology from Faroudja was valued at $7.2 million, which was expensed in June 2000.

        Selling, general and administration.    Selling, general and administrative expenses include salaries, in-house commissions, commissions to independent sales distributors and representatives, travel, trade shows, advertising and other promotional expenses. Selling, general and administration expenses increased 19% to $10.5 million in the nine-month period ended December 31, 2001 from $8.9 million in the nine-month period ended December 31, 2000. The increase in selling, general and administration expenses was principally related to the incremental costs of Faroudja arising from the acquisition, the costs associated with the introduction of new products, including the newer Jaguar, mixed signal and video IC products, and the cost of promoting and developing new customers. As a percentage of revenue, selling, general and administration expenses represented 35% and 36% of revenues for the nine-month period ending December 31, 2001 and 2000, respectively. We anticipate that selling, general and administrative expenses will continue to increase in absolute dollars, but will continue to decline as a percentage of net revenue.

        Business combination expenses.    Business combination expenses were $1.6 million and $0 in the nine-month periods ended December 31, 2001 and 2000, respectively. Business combination expenses primarily represent the cost of outside consultants related to the proposed merger with Genesis.

        Amortization of intangible assets.    Intangible assets consist of goodwill, technology and other intangible assets acquired in the purchase of Faroudja. Sage amortized $1.9 million and $13.4 million of intangible assets for the nine-month periods ended December 31, 2001 and 2000, respectively. The decrease in amortization is a result of the reduction of goodwill following the write-down associated with the impairment charge against goodwill and other intangible assets recorded at the March 31, 2001 year-end.

        Severance expense.    Severance expense represents salary and wages and equity compensation paid to employees terminated as a part of a reduction-in-force (RIF) plan executed in October 2001. There were no RIFs in the nine-months period ended December 31, 2000.

        Stock compensation.    Sage expensed stock compensation of approximately $82,000 and $210,000 in the nine-month periods ended December 31, 2001 and 2000, respectively. Stock compensation expenses relate to options granted below the perceived fair market value prior to Sage's initial public offering and represent the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options on the date of grant.

        Interest and other income.    Net interest and other income amounted to $1.1 million and $2.1 million in the nine-month periods ended December 2001 and 2000, respectively. This decrease is the result of lower investment balances and decreases in interest rates and dividends earned.

        Provision for income taxes.    Sage incurred operating losses in fiscal years 2001 and 2000, and therefore made no provision for income tax in these fiscal years. As of March 31, 2001, Sage had approximately $15 million in net operating losses, which are available to offset future taxable income and will expire between 2011 and 2021.

  Liquidity and Capital Resources

        Since inception, we have satisfied our liquidity requirements principally through the private issuance and sale of equity securities, totaling approximately $17.7 million, and an initial public offering in November 1999, which raised approximately $37.2 million, net of fees and expenses. We also acquired $18.7 million in incremental cash as a result of our acquisition of Faroudja in June 2000. During the nine months ended December 31, 2001, cash increased $12.7 million, our investment in short-term marketable securities decreased $13.5 million, and we received proceeds of approximately $8.1 million from the purchase of stock through the employee stock purchase program and from exercised options. The net decrease in cash, cash equivalents and marketable securities is $0.8 million for the nine-month period ended December 31, 2001. The cash was used to acquire property and equipment, fund leasehold improvements at our new design center in India, and fund current operations.

        As of December 31, 2001, we had $35.0 million in cash and cash equivalents and $5.6 million in short-term marketable securities. In addition, we had a $5.0 million credit facility under which no borrowings had been made. We believe that our existing cash resources and credit facility will be sufficient to meet our capital requirements through the next twelve months. We may need to raise additional equity or debt financing in the future, although we are not currently negotiating for additional financing nor do we have any plans to obtain additional financing. Our future capital requirements will depend on many factors, including the rate of revenue growth, profitability, timing and extent of spending to support research and development programs, expansion of selling and marketing and administrative activities, timing or introductions of new products and product enhancements and market acceptance of our products. Further, we cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development, selling and marketing activities, which could harm our business, financial condition and results of operations. In the event that we do raise additional equity financing, existing investors could be further diluted.

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

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not expect the adoption of SFAS 141 to have a material effect on Sage's financial position or results of operations.

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting of impairment of ling-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of ling-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal year beginning after December 15, 2001. We are currently assessing the impact of SFAS 144 on Sage's financial position and results of operations.

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

  Foreign Currency Exchange Risk

        Sage is an international company, selling products globally and, in particular, in Japan, Taiwan and Korea. Although we transact our business in U.S. dollars, we cannot assure you that future fluctuations in the value of the U.S. dollar would not affect the competitiveness of our products, gross profits realized, and results of operations. Further, we incur expenses in India, Japan, Taiwan, Korea and other countries that are denominated in currencies other than U.S. dollars. We cannot estimate the effect that an immediate 10% change in foreign currency exchange rates would have on our future operating results or cash flows as a direct result of changes in exchange rates. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.

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

        We compete with a range of diversified companies that offer display and video processors, some of which have substantially greater resources than we do. In particular, we principally compete against Genesis Microchip, Inc., Pixelworks, Inc., Maacronix, Trumpion, Topro, SmartAsic, Philips and ST Micro. We also compete against Communications Specialties Inc., Leitch Incorporated, Panasonic Broadcast and Television Systems Company, DVDO, Inc., nDSP, TeraNex, Miranda Technology, Inc., RGB Spectrum, Cinema Pro Corporation dba Runco International, DWIN Electronics, Inc., Extron Electronics, NEC Technologies, Inc., USA, Snell & Wilcox, Inc., Sony Corporation and Yamashita Engineering Manufacturing, Inc. We also compete in some instances against in-house processing solutions designed by large original equipment manufacturers. In the future, our current or potential customers may also develop their own proprietary display and video processors and become our competitors. In addition, start-up companies that are seeking to capitalize on business opportunities as a result of the shift from analog to digital technology may seek to compete in our markets. Our competitors may develop advanced technologies enabling them to offer more cost-effective and higher quality solutions to our customers than those offered by us. Increased competition could harm our business, financial condition and results of operations by, for example, increasing pressure on our profit margin or causing us to lose sales opportunities.

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

        Fluctuations in operating results make it difficult to predict Sage's future performance and may result in volatility in the market price of our common stock.

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

        We currently rely on independent foundries to manufacture, assemble, package and test most of our semiconductor products. These independent foundries fabricate products for other companies and may also manufacture products of their own design. We purchase products from all of our foundries pursuant to individually negotiated purchase orders. We do not have long-term supply contracts with any of these foundries, and, therefore, none of them will be obligated to supply products for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. Our reliance on independent foundries involves a number of risks, including the inability to obtain adequate capacity, unavailability of, or interruption of access to certain process technologies, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, and potential misappropriation of our intellectual property. Our ability to obtain the foundry capacity necessary to meet the demand for our products is based in part on our ability to accurately forecast demand. If we fail to accurately forecast our future demand, we may be unable to obtain adequate supplies of integrated circuits on a timely basis. There can be no assurance that we will be able to accurately forecast the demand for our products or obtain sufficient foundry capacity in the future.

        While we have not experienced any material disruptions in supply to date, there can be no assurance that manufacturing problems will not occur in the future. In the event that any of our foundries are unable or unwilling to produce sufficient supplies of our products in required volumes at acceptable costs, we will be required to reallocate production among our other existing foundries or identify and qualify acceptable alternatives. This qualification process could take nine months or longer, and no assurance can be given that any additional source would become available or that we would be in a position to satisfy our production requirements on a timely basis. The loss of any of our foundries, our inability to obtain additional production in a period of increased demand, or our inability to obtain timely and adequate deliveries from our suppliers could reduce or delay shipments of our products. Any of these developments could damage relationships with our current and prospective customers and could have a material adverse effect on our business, financial condition and operating results.

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

        We do not own or operate a semiconductor fabrication facility and we do not have the resources to manufacture our products internally. Our display processor ICs have historically been manufactured, assembled and tested by Kawasaki LSI, Fujitsu Microelectronics and ST Micro. The wafers of our new series of integrated mixed signal ICs are being be manufactured by Taiwan Semiconductor Manufacturing Company and we will be responsible for the assembly, packaging and testing. Our system level box products are manufactured by Bestronics. We do not have a long-term supply contract with any of our contract manufacturers, and they are not obligated to supply us with products for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We try not to maintain substantial inventories of products, but we must often place orders for products two to nine months before they are needed and before we have firm purchase orders for those products. None of our products are currently manufactured by more than one supplier.

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

        We incurred net losses of $4.8 million; $4.6 million and $121.1 million for each of the respective years ended March 31, 1999, 2000 and 2001, and had an accumulated deficit of $134.4 million as of March 31, 2001. In addition we have capitalized approximately $10 million of goodwill and intangibles in connection with the acquisition of Faroudja and intend to amortize this over four years, resulting in annual non-cash charges to operating expenses of over $2.6 million per year. Accordingly, we expect to continue to report additional operating losses, and even before non-cash charges, we may continue to report operating losses for at least the next 12 months. Although we have experienced revenue growth over the last fiscal year as a whole, this growth is not necessarily indicative of future operating results, and we cannot assure you that we will be able to sustain the growth in our revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future, or at all. This may in turn cause our stock price to decline. In addition, if we do not achieve or sustain profitability in the reasonable future, we have limited cash resources and may therefore be unable to continue our operations.

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

        Any risks related to the political or economic conditions in India and the surrounding region, including risks relating to India's national security situation or labor market conditions, may adversely impact our ability to take advantage of operations in India. In addition, circumstances beyond our control at our facilities, related to operating in a developing country, such as unreliable power supplies, may have a material adverse effect on our research and development capabilities. We cannot assure you that restrictive laws or policies on either the part of India or the United States will not constrain our ability to effectively operate in both countries. If we are required to relocate our Indian facilities, we cannot assure you that relocation will not disrupt our business.

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

        We develop products based on forecasts of demand and incur substantial product development expenditures prior to generating associated revenues. Our customers typically perform numerous tests and extensively evaluate our products before incorporating them into their systems. The time required for testing, evaluation and design of our products into a customer's equipment can take up to nine months or more. Because of this lengthy development cycle, we may experience a delay between the time we accrue expenses for research and development and sales and marketing efforts and the time when we generates revenues, if any, from such expenditures.

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

        Our display processors require manufacturing with state-of-the-art fabrication equipment and techniques. Because the lead time needed to establish a strategic relationship with a new contract manufacturer is at least nine months, and the estimated time for us to adapt a product's design to a particular contract manufacturer's processes is an additional three to four months, there is no readily available alternative source of supply for any specific product. A manufacturing disruption at any of our contract manufacturers would impact the production of our display processors for a substantial period of time, thereby reducing our revenues, and would harm our customer relationships.

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

        Historically, we purchased packaged, assembled and tested semiconductor products from contract manufacturers. We have assumed greater responsibility for this process with our new generation of mixed signal products by subcontracting separately for the production of wafers and for their assembly and testing and consequently we will become more responsible for losses arising from wafer manufacturing yields and for coordination of the manufacturing, assembly and testing process. Poor yields, or our failure to implement this approach to manufacturing properly, would reduce our revenues and harm our gross margin and results of operations. In the nine months ended December 31, 2001, we have shipped an increasing proportion of these mixed signal semiconductor products, and have experienced a lower-than-expected yield, and higher-than-expected test costs resulting in a lower weighted average gross margin. While we expect our test process and yields to improve with experience, we could continue to face adverse impact on our margins for the foreseeable future.

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

  Merger of Sage and Genesis Microchip Incorporated.

        On September 27, 2001, Sage announced that it had agreed to merge with Genesis Microchip Incorporated, subject to approval of the stockholders of both companies and statutory reviews. While all statutory approvals are now obtained, there is no assurance that this transaction will receive the necessary approval of stockholders at the Special Meeting to be held on February 11, 2002. During the period between the announcement and the closing of this transaction, we will continue to operate as an independent business. However the announcement and pending uncertainty caused by anticipated changes that might arise following a successful closing could adversely affect our current relationships with our customers, sales representatives, employees, foundries, vendors, securities analysts, competitors and potential strategic business partners in ways that could damage our competitiveness, revenue, margins, expenses, and share price. In particular, in the event that the merger agreement does not close, our competitive position vs. Genesis Microchip Incorporated could be severely damaged, and it could take a long time to recover our relative market position, if at all.

PART II

Item 1. Legal Proceedings

        As of February 7, 2002, we were not party to any legal proceeding.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits: None

  b.
  Reports on Form 8-K: None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAGE, INC. Registrant
Date: February 7, 2002	By:	/s/ SIMON P. WESTBROOK Simon P. Westbrook Chief Financial Officer

QuickLinks

SAGE, INC. INDEX
PART I
SAGE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except per share data, unaudited)
SAGE, INC. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except per share data, unaudited)
SAGE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (In thousands, unaudited)
SAGE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
BUSINESS RISKS
Risks Related to the Display Processing Industry
PART II
SIGNATURES